Form 10QSB
period 1994-09-30
QUASAR PROJECTS CO
filed 1999-01-13
CIK 919603

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


                                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                        Commission File Number
September 30, 1994                                                 0-23506


                                             QUASAR PROJECTS COMPANY
                        (Exact Name of Registrant as specified in its Charter)


            Delaware                                              33-0601497
(State or other Jurisdiction of                     I.R.S. Employer Identi-
Incorporation or Organization                               fication No.)

                 1500 Quail Street, Suite 550, Newport Beach, California 92660
(Address of Principal Executive Offices)                          (Zip Code)

                                                 (714) 660-1500
                       (Registrant's Telephone Number, including Area Code)




         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                    1,273,800
----------------------------------                    ----------------------
Title of Class                                    Number of Shares outstanding
                                                      at September 30, 1994

No exhibits included.



                             QUASAR PROJECTS COMPANY
                      (A Company in the Development Stage)

                                 BALANCE SHEETS


                                     ASSETS

                                                                                            March 31,       September 30,
                                                                                              1994              1994


CURRENT ASSETS - CASH
              OTHER ASSETS
                     Organization costs, net of accumulated
                     amortization of $104 and $133 (Note 1)                                       167               138

              TOTAL ASSETS                                                                  $     167         $     138



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $      48         $     688

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,273,800 shares issued and outstanding                                           1,274             1,274

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                              (1,976)           (2,645)


              TOTAL STOCKHOLDERS' EQUITY                                                          119             (550)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $     167         $     138

                                 See accompanying Notes to Financial Statements



                             QUASAR PROJECTS COMPANY
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS


                                                                                                                         CUMULATIVE
                                                                    FOR THE                         FOR THE                   FROM
                                                                  SIX MONTHS                         THREE                 INCEPTION
                                                                     ENDED                       MONTHS ENDED          (MAY 4, 1992)
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,          TO SEPTEMBER
                                                             1994            1993            1994           1993           30, 1994



REVENUES                                                $        -0-     $       -0-     $        -0-    $        -0-     $

OPERATING EXPENSES

    General and Administrative                                   640                              522                         3,512
    Amortization                                                  29              29               14              14           133
TOTAL OPERATING EXPENSES                                         669              29              536              14         2,645


NET (LOSS)                                              $      (699)     $      (29)     $      (536)    $       (14)     $  (2,645)

NET (LOSS) PER SHARE                                    $      (Nil)     $     (Nil)     $      (Nil)    $      (Nil)     $    (Nil)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                     1,273,800         400,134        1,273,800         400,270        829,092



                                 See accompanying Notes to Financial Statements



                             QUASAR PROJECTS COMPANY
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS


                                                                                                                         CUMULATIVE
                                                                    FOR THE                         FOR THE                   FROM
                                                                  SIX MONTHS                         THREE                INCEPTION
                                                                     ENDED                       MONTHS ENDED          (MAY 4, 1992)
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,          TO SEPTEMBER
                                                             1994            1993            1994           1993           30, 1994

CASH FLOWS FROM OPERATING
ACTIVITIES

    Net (Loss)                                          $      (669)     $      (29)     $      (536)    $       (14)     $  (2,645)

    Add item not requiring the
       use of cash-Amortization                                   29              29               14              14           133

    Services rendered for common stock                                                                                          849

    Increase (decrease) in accounts
       payable                                                   640                              522                           688



    Net cash flows from operating
       activities                                                                                                              (975)

    CASH FLOWS INVESTING ACTIVITIES
      Organizational Costs                                                                                                     (271)

    CASH FLOWS FROM FINANCING
    ACTIVITIES
       Contribution to Capital                                                                                                  500
       Sale of Common Stock                                                                                                     746


       Net Cash flows from financing
         activities                                                                                                           1,246

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING OF PERIOD                                              229                              229

CASH BALANCE AT END OF PERIOD                           $                $       229     $               $        229     $

NON CASH TRANSACTIONS
    Issuance of stock for services                                                                                              849

                                 See accompanying Notes to Financial Statements

                                              QUASAR PROJECTS COMPANY
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                SEPTEMBER 30, 1994


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1994, the results of operations for the three and six months ended September 30, 1994 and 1993, and the cash flows for the three and six months ended September 30, 1994 and 1993.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1994. The results of operations for the six months ended September 30, 1994 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
         CONDITION

         The Company has limited working capital and no activities.


                                            PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS  -  None

Item 2.  CHANGES IN SECURITIES - None

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS - None

Item 5.  OTHER INFORMATION - None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits--None

         Reports on Form 8-K--None.

                                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 QUASAR PROJECTS COMPANY



Date:     January 31, 1995                             By:  /s/ Jehu Hand
                                                            -------------
                                                               Jehu Hand,
                                             President and Chief Financial
                                          Officer (chief financial officer
                                               and accounting officer and duly
                                                 authorized officer)