Form 10QSB
period 1995-06-30
QUASAR PROJECTS CO
filed 1999-01-13
CIK 919603

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


                                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                       Commission File Number
June 30, 1995                                                     0-23506


                                             QUASAR PROJECTS COMPANY
                       (Exact Name of Registrant as specified in its Charter)


            Delaware                                               33-0611697
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

                                 BALANCE SHEETS


                                     ASSETS

                                                                                            March 31,         June 30,
                                                                                              1995              1995


CURRENT ASSETS - CASH                                                                               0                 0
              OTHER ASSETS
                     Organization costs, net of accumulated
                     amortization of $158 and $172 (Note 1)                                       113                99

              TOTAL ASSETS                                                                  $     113         $      99



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $     848         $     863

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 shares issued and outstanding                                             1,274             1,274

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                              (2,830)           (2,859)


              TOTAL STOCKHOLDERS' EQUITY                                                        (735)             (764)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $     113         $      99

                                 See accompanying Notes to Financial Statements




                             QUASAR PROJECTS COMPANY
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                            FOR THE THREE                            FROM INCEPTION
                                                                            MONTHS ENDED                              (MAY 4, 1992)
                                                                              JUNE 30,                                     TO
                                                                  1995                        1994                    JUNE 30, 1995

REVENUES                                                    $            -0-            $            -0-              $          -0-

OPERATING EXPENSES

    General and Administrative                                            15                         118                       2,687
    Amortization                                                          14                          15                         172
TOTAL OPERATING EXPENSES                                                  29                         133                     (2,859)


NET (LOSS)                                                  $           (29)            $          (133)              $      (2,859)


NET (LOSS) PER SHARE                                        $          (Nil)            $          (Nil)                       (Nil)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                             1,273,800                   1,273,800                     935,216



                                 See accompanying Notes to Financial Statements



                             QUASAR PROJECTS COMPANY
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS



                                                                                                                       CUMULATIVE
                                                                            FOR THE THREE                            FROM INCEPTION
                                                                            MONTHS ENDED                              (MAY 4, 1992)
                                                                              JUNE 30,                                     TO
                                                                  1995                        1994                    JUNE 30, 1995


CASH FLOWS FROM OPERATING
ACTIVITIES

     Net (Loss)                                             $           (29)            $          (133)              $      (2,859)

     Add item not requiring the
         use of cash - Amortization                                       14                          15                         172

     Services rendered for common stock                                                                                          849

     Increase (decrease) in accounts
         payable                                                          15                         118                         962



     Net cash flows from operating
         activities                                                                                                            (975)

     CASH FLOWS INVESTING ACTIVITIES
       Organizational Costs                                                                                                    (271)

     CASH FLOWS FROM FINANCING
     ACTIVITIES
         Contribution to Capital                                                                                                 500
         Sale of Common Stock                                                                                                    746


         Net Cash flows from financing
           activities                                                                                                          1,246

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING OF PERIOD

CASH BALANCE AT END OF PERIOD                               $                           $                             $

NON CASH TRANSACTION:
     Issuance of stock for services                                                                                              849

                                 See accompanying Notes to Financial Statements

                                              QUASAR PROJECTS COMPANY
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                   JUNE 30, 1995


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1995, the results of operations for the three months ended June 30, 1995 and 1994, and the cash flows for the three months ended June 30, 1995 and 1994.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1995. The results of operations for the three months ended June 30, 1995 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1996.

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


                              QUASAR PROJECTS COMPANY



Date:     January 31, 1996                                    By:  /s/ Jehu Hand
                                                                   -------------
                                                                   Jehu Hand,
                                               President and Chief Financial
                                              Officer (chief financial officer
                                                 and accounting officer and duly
                                               authorized officer)