Form 10QSB
period 1995-12-31
QUASAR PROJECTS CO
filed 1999-01-13
CIK 919603

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


                                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                        Commission File Number
December 31, 1995                                                   0-23506


                                             QUASAR PROJECTS COMPANY
                        (Exact Name of Registrant as specified in its Charter)


            Delaware                                                33-0601498
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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                        1,273,800
----------------------------------                   ----------------------
Title of Class                                  Number of Shares outstanding
                                                            at December 31, 1995
No exhibits included.


                             QUASAR PROJECTS COMPANY
                      (A Company in the Development Stage)

                                 BALANCE SHEETS


                                     ASSETS

                                                                                            March 31,       December 31,
                                                                                              1995              1995


CURRENT ASSETS - CASH                                                                             -0-               -0-
              OTHER ASSETS
                     Organization costs, net of accumulated
                     amortization of $158 and $199 (Note 1)                                       113                72

              TOTAL ASSETS                                                                  $     113         $      72



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $     848         $     893

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,273,800 shares issued and outstanding                                           1,274             1,274

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                              (2,830)           (2,916)


              TOTAL STOCKHOLDERS' EQUITY                                                        (735)             (821)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $     113         $      72

                                 See accompanying Notes to Financial Statements


                             QUASAR PROJECTS COMPANY
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS


                                                                                                                         CUMULATIVE
                                                                    FOR THE                         FOR THE                   FROM
                                                                  NINE MONTHS                        THREE                INCEPTION
                                                                     ENDED                       MONTHS ENDED          (MAY 4, 1992)
                                                                 DECEMBER 31,                    DECEMBER 31,            TO DECEMBER
                                                             1995            1994            1995           1994           31, 1995



REVENUES                                                $        -0-     $       -0-     $        -0-    $        -0-     $     -0-

OPERATING EXPENSES

    General and Administrative                                    45             650               15              30         2,717
    Amortization                                                  41              42               13              13           199
TOTAL OPERATING EXPENSES                                          86             692               28              43         2,916


NET (LOSS)                                              $       (86)     $     (692)     $       (18)    $       (43)     $ (2,916)

NET (LOSS) PER SHARE                                    $      (Nil)     $     (Nil)     $      (Nil)    $      (Nil)     $   (Nil)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                     1,273,800       1,273,800        1,273,800       1,273,800       982,128



                                 See accompanying Notes to Financial Statements



                             QUASAR PROJECTS COMPANY
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS


                                                                                                                        CUMULATIVE
                                                                    FOR THE                         FOR THE                   FROM
                                                                  NINE MONTHS                        THREE               INCEPTION
                                                                     ENDED                       MONTHS ENDED          (MAY 4, 1992)
                                                                 DECEMBER 31,                    DECEMBER 31,           TO DECEMBER
                                                             1995            1994            1995           1994           31, 1995

CASH FLOWS FROM OPERATING
ACTIVITIES

    Net (Loss)                                          $       (86)     $     (692)     $       (28)    $       (43)     $ (2,916)

    Add item not requiring the
       use of cash-Amortization                                   41              42               13              13          199

    Issuance of stock for services                                                                                             849

       Increase (decrease) in accounts
       payable                                                    45             650               15              30          893



    Net cash flows from operating
       activities                                                                                                             (975)

    CASH FLOWS INVESTING ACTIVITIES
      Organizational Costs                                                                                                     (271)

    CASH FLOWS FROM FINANCING
    ACTIVITIES
       Contribution to Capital                                                                                                  500
       Sale of Common Stock                                                                                                     746


       Net Cash flows from financing
         activities                                                                                                          1,246

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING OF PERIOD

CASH BALANCE AT END OF PERIOD                           $                $               $               $                $

NON CASH TRANSACTIONS:
    Issuance of stock for services                                                                                              849

                                 See accompanying Notes to Financial Statements

                                              QUASAR PROJECTS COMPANY
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                 DECEMBER 31, 1995


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1995, the results of operations for the three and nine months ended December 31, 1995 and 1994, and the cash flows for the three and nine months ended December 31, 1995 and 1994.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1994. The results of operations for the nine months ended December 31, 1995 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1996.

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