Form 10QSB
period 1998-12-31
QUASAR PROJECTS CO
filed 1999-03-23
CIK 919603

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1998

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                    1,273,800
----------------------------------                      -------------------
Title of Class                                     Number of Shares outstanding
                                                           at December 31, 1998
No exhibits included.




                             QUASAR PROJECTS COMPANY
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                            March 31,       December 31,
                                                                                              1998              1998





CURRENT LIABILITIES - Accounts payable                                                      $   1,278         $   1,323

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,273,800 shares issued and outstanding                                           1,274             1,274

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                              (3,373)           (3,418)


              TOTAL STOCKHOLDERS' EQUITY                                                      (1,278)           (1,323)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $                 $









                                The  accompanying  notes are an integral part of
the financial statements.


                             QUASAR PROJECTS COMPANY
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                FOR THE NINE MONTHS                     FOR THE THREE                FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                 (June 11, 1992)
                                                   December 31,                         December 31,                       TO
                                              1998             1997               1998                 1997        December 31, 1998



REVENUES                                $          -0-    $          -0-    $            -0-      $         -0-       $          -0-

OPERATING EXPENSES

  General and Administrative                        45                45                  15                 15                3,147
  Amortization                                                                                                                   271
TOTAL OPERATING EXPENSES                            45                45                  15                 15                3,418


NET (LOSS)                              $         (45)              (45)                (15)      $        (15)       $      (3,418)

NET (LOSS) PER SHARE                    $        (Nil)    $        (Nil)    $          (Nil)      $       (Nil)       $        (Nil)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       1,273,800         1,273,800           1,273,800          1,273,800            1,113,742























                 See accompanying Notes to Financial Statements.



                             QUASAR PROJECTS COMPANY
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                FOR THE NINE MONTHS                     FOR THE THREE                FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                 (June 11, 1992)
                                                   December 31,                         December 31,                       TO
                                              1998             1997               1998                 1997       December 31, 1998

CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $         (45)    $         (45)    $           (15)      $        (15)       $      (2,458)

  Add item not requiring the
   use of cash - Amortization                                                                                                    263

  Increase (decrease) in accounts
   payable                                          45                45                  15                 15                1,212



  Net cash flows from operating
   activities                                                                                                                  (975)

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                         (271)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Contribution to Capital                                                                                                       500
   Sale of Common Stock                                                                                                          746


  Net Cash flows from financing
   activities                                                                                                                  1,246

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING
  OF PERIOD

CASH BALANCE AT END OF
  PERIOD                                $                 $                 $                     $                   $






                 See accompanying Notes to Financial Statements.

                                              QUASAR PROJECTS COMPANY
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                 December 31, 1998


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1998, the results of operations for the three and nine months ended December 31, 1998 and 1997, and the cash flows for the three and nine months ended December 31, 1998 and 1997.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1998. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1999.

2.       Proposed Acquisition

         On December 16, 1998, the Company, Diva Entertainment, Inc., ("Diva") and Diva Acquisition Corp., a newly organized subsidiary of the Company, together with J R Consulting, Inc., the controlling (95.3%) shareholder of Diva (the "Parent"), entered into an Agreement and Plan of Reorganization. Diva owns model agencies in Los Angeles and New York. Pursuant to the Agreement, as amended, the Company agreed to acquire Diva by merger (the "Merger") into Diva of Diva Acquisition Corp. for 4,225,000 shares of Company Common Stock. As of December 16, 1998, Diva had outstanding 4,500,000 shares of its common stock held by the Parent and had subscription obligations to issue another 221,000 shares of its common stock to other (the "Diva Subscribers"). Pursuant to the Merger, each outstanding share of Diva common stock shall convert into 0.9388888 of a share of Company Common Stock, so that the Company shall issue 4,225,000 shares of its Common Stock to the Parent, and the subscription rights to each 1,000 shares of Diva common stock shall convert into one share of the Company's Series A Convertible Preferred Stock, so that the Company shall issue 221 shares of such preferred stock to the Diva Subscribers, provided that they do not dissent from the Merger. Also in connection with the Merger, the Parent shall convert $3,000,000 of the debt owed to it by Diva and/or its subsidiaries into 3,000 shares of the Company's Series B Redeemable Convertible Preferred Stock at $1,000 per share. In addition, the Company has agreed to grant the Parent an Option Agreement as would enable the Parent to maintain its ownership percentage of the outstanding of the Common Stock of the Company at no less than 65% plus an additional 1% multiplied by a fraction, the numerator of which is $3,000,000 ninus the dollar amount raised in private placements by the Company's Series A Redeemable COnvertible Preferred Stock and the denominator of which is 85,714.

         The closing of the Merger is subject to several conditions including the closing of a private offering of the Series A Convertible Preferred Stock for net proceeds of no less than $700,000. There can be no assurance that the Merger will close.

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


                                                        QUASAR PROJECTS COMPANY



Date:     February 12, 1998                                   By:  /s/ Jehu Hand
                                                                   -------------
                                                                   Jehu Hand,
                                                  President and Chief Financial
                                               Officer (chief financial officer
                                               and accounting officer and duly
                                                            authorized officer)