Form 10KSB40
period 1999-06-30
DIVA ENTERTAINMENT INC
filed 2000-02-04
CIK 919603

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    FOR THE TRANSITION PERIOD FROM __________________ TO __________________

                         COMMISSION FILE NO. 2-78335-NY

                            DIVA ENTERTAINMENT, INC.
                            ------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           DELAWARE                                              33-0601498
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

180 VARICK STREET, 13TH FLOOR, NEW YORK, NEW YORK                       10014
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

ISSUER'S TELEPHONE NUMBER: (212) 807-6994

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                                           NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                          ON WHICH REGISTERED
NONE                                                                        NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:  NONE

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [ ]     NO [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year: $1,814,000

The aggregate market value of the voting and non-voting equity held by non-affiliates is not determinable since the Company's common stock is not traded.

State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 5,508,800 shares of Common Stock, $.01 par value per share, as of January 31, 2000.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

         Diva Entertainment, Inc., a Delaware corporation (the "Company"), was incorporated in December 1992 in the State of Delaware under the name Quasar Projects Company. The Company was formed for the purpose of merging with or acquiring an operating company with operating history and assets. The primary activity was seeking companies with which to merge or to acquire. From its inception through April 28, 1999, the Company generated nominal revenues and, prior to April 28, 1999, the Company did not actively engage in business for at least one fiscal year.

         Since April 28, 1999, the Company has been engaged in the business of owning, operating and managing modeling agencies through its subsidiary Diva Entertainment, Inc., a Florida corporation ("Diva-Florida"), and its subsidiaries - Prima Eastwest Model Management, Inc, a California corporation ("Prima"), and Que Management, Inc, a New York corporation ("Que").

RECENT DEVELOPMENTS

         DIVA REORGANIZATION

         Effective April 1, 1999, the Company issued 4,225,000 shares of common stock to JR Consulting Inc., a Nevada corporation ("JRCI"), in consideration for all of the issued and outstanding shares of Diva-Florida which owns all of the issued and outstanding shares of Prima and Que. In addition, as part of this transaction, the Company issued 200 shares of Series A Convertible Preferred Stock to subscribers to a private offering conducted by Diva-Florida. As a result of this transaction, Diva-Florida became a wholly owned subsidiary of the Company and JRCI acquired shares representing 76.8% of the Company's issued and outstanding common stock.

          Also in connection with the merger, JRCI agreed to convert $3,000,000 of debt, owed to it by Diva-Florida, into 3,000 shares of Series B Redeemable Convertible Stock of the Company. In addition, the Company entered into an Option Agreement with JRCI, so that JRCI would maintain its ownership percentage of the outstanding common stock in a range between 65% and 92%, exclusive of any conversions of the Series B Redeemable Convertible Preferred Stock into shares of common stock.

          The merger was contingent upon the Company selling 350 shares of Series A Convertible Preferred Stock at $2,000 per share to private investors. As of the effective date of the merger, 375 shares of Series A Convertible Stock were sold to investors, resulting in $750,000 of gross proceeds to Diva-Delaware.

         THE BUSINESS

         The Company is in the business of representing talent including professional fashion models, commercial actors and theatrical actors. The talent management business, including model management, is based upon obtaining talent and matching talent to clientele. Traditional modeling clientele include print and television advertising, and runway. Both male and female fashion models have a limited career span. Most professional models are aged between 18 and

25 years, although there is a limited market for child and mature models. As a result, the talent management business is characterized by continuous talent turnover, the need to discover new talent and the need to anticipate and adapt to changing consumer tastes.

         Talent management fees are based on a percentage of the model's fee, plus additional fees paid by the clientele. The Company's over 500 clients include magazine publishing houses, designers, national retailers and catalogs including Elle Magazine, Talbot's, Nordstroms, Banana Republic and Macy's.

         The Company anticipates opening model agencies in additional areas in the future. Management is evaluating opportunities in Florida and London. However, management is only at the evaluation stages. The Company has not signed any letters of intent or agreements to open any additional agencies and can make no assurances that any additional agencies will be opened.

SERVICES

         Prima is divided into two principal divisions, which are designated "Print" and "Profile." An experienced manager in the particular field is in charge of each division. Que is managed by two experienced managers in the field of print. The Print divisions of Prima and Que operate in the competitive modeling agency field and are subdivided into male and female subdivisions. Prima also provides hair, make up and styling services for models, actors, actresses and celebrities through its Profile division. This division not only offers an important service to the Print division, but it also provides Prima with an entry into the celebrity/entertainment field.

         Prima intends to commence operation of a Talent and Commercial division, although there is no assurance that this will occur. This division will seek to introduce models who may have a career in the print modeling industry into both the audio and visual entertainment industry and conversely to expand the exposure and portfolio of artists currently in audio and visual entertainment in the print modeling industry.

MARKETING

         The traditional markets for Prima and Que are in the field of print. This includes not only magazines such as Vanity Fair, Glamour, GQ, Mirabella, Cosmopolitan, Allure and Vogue; but also advertising agencies; catalogues; movie production companies such as Universal, Paramount and Warner Brothers; and general industry such as Calvin Klein, Levi's, ABC Television, and the Gianni Versace organization.

         Prima and Que advertise in trade journals used extensively by professionals seeking print modeling services. Furthermore, industry magazines and television have viewed Prima and Que as being high-profile, fast-growing boutique agencies. Prima and Que's models have been widely seen on magazine covers. This creates a flow of new clients and new models. Prima and Que also rely on their reputations to attract clients and model talent.

COMPETITION

         Prima's Print division and Que both compete with the major world-wide model agencies, several of which are headquartered in New York. Each of Prima and Que also competes with many smaller regional firms. Because each of Prima and Que frequently works with a network of independent agencies when placing its models in other markets and conversely helps place other agencies' models in the Los Angeles market, Prima and Que can compete with the major agencies on a world-wide basis.

         While the New York market with the larger firms tends to attract the super models with its major European markets and larger fee income, Los Angeles on the other hand attracts models who are also seeking an entry into the entertainment industry. The entertainment industry dominates the Los Angeles market and Prima is thus able to provide agency services for models to both print and entertainment industry work. In particular, the success to date of its Profile division, with its service of both the modeling and celebrity market, and the proposed introduction of the Talent and Commercial division at Prima, should provide a highly competitive position for Prima in the entertainment and modeling industry, particularly in the Los Angeles area, although there is no assurance that this will continue. A competitor of Profile also operates a hair and makeup division to try and compete in this attractive market.

         Working as a team and having the expertise of the other in its particular region, Que and Prima are each able to operate more effectively and efficiently by coordinating many of the jobs between the two companies. This enhances their ability to compete with the major world-wide model agencies. Notwithstanding this, there can be no assurance that the Company can compete effectively in the future.

CUSTOMER AND TALENT BASE

         Prima has been in business for over ten years. Over that period, it has maintained a wide base of both customers and models. The client base is very diverse from department stores to record companies and movie production firms and is not linked solely to the geographic Los Angeles market. Que, although opened more recently on January 5, 1998, also has a similarly diverse client base.

         Any modeling agency must expand by increasing the talent that it has as part of its portfolio. Que and Prima have had and continue to have a foundation of existing talent, both male and female. The talent base is very diverse including models with different ethnic backgrounds and looks. Furthermore, Que and Prima operate a year-round scouting program with individual scouts traveling around the United States, Europe (both central and eastern) and South America in search of new talent.

         The wide base in both customers and talent enables Prima and Que to meet the demands of its industry. This wide base in customers and talent will also enable Diva to expand its operations.

EMPLOYEES

         At June 30, 1999, the Company had 22 employees. None of the employees is subject to any collective bargaining agreement. Prima and Que consider their relationships with their employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's current address is 180 Varick Street, 13th Floor, New York, New York 10014. Que leases 3,650 square feet of office space at 180 Varick Street, 13th Floor, New York, New York 10014, pursuant to a lease that expires on December 31, 2002. The rent for this space is approximately $6,000 per month for the calendar year 1999 with rent increasing annually to $6,333.33 per month for the calendar year 2002.

         Prima leases offices at 6100 Wilshire Boulevard, Suite 710, Los Angeles, California 90048, consisting of 2,476 square feet. Prima leases the offices pursuant to a lease that expires on January 15, 2004 at a rent of $4,580.60 per month.

ITEM 3.  LEGAL PROCEEDINGS

         Prima is a party to litigation that began on January 30, 1997, and is styled THE LONG ISLAND SAVINGS BANK F.S.B. ("LISB") V. PRIMA MANAGEMENT, PRIMA EASTWEST MODEL MANAGEMENT, INC. KENNETH GODT, EDWARD T. STEIN AND JEFFREY DASH, Supreme Court of the State of New York, County of Suffolk, Index No 3904-97. LISB sued all of the defendants for approximately $502,988 based upon a demand loan that LISB made to Godt, Stein, Dash and Prima Management and that was allegedly guaranteed by Prima. Under the terms of the alleged guarantee, Prima is primarily liable along with the original obligors in the event of a default. On May 6, 1999, a Judgment was entered against the defendants in this matter, including Prima. However, the Judgment provides that to the extent Prima is required to pay any sums to LISB, Prima is entitled to a judgment against Edward Stein. Prima recently obtained a General Release from Astoria Federal Savings and Loan Association, as successor in interest by merger to LISB.

         Prima is party to another litigation that began on February 12, 1997, and is styled KENNETH GODT V. THE LONG ISLAND SAVINGS BANK F.S.B., J R CONSULTING, INC., PEMM ACQUISITION CORPORATION AND PRIMA EASTWEST MODEL MANAGEMENT, INC., United States District Court, Eastern District of New York, Case No. CV-97-0756 (IS). Pemm Acquisition Corporation ("Pemm") was the wholly owned subsidiary of JRCI that was merged into Prima on March 1, 1996 in order to consummate JRCI's acquisition of Prima. Godt alleges that Prima promised that it would repay a demand loan that Godt, together with Jeffrey Dash and Edward T. Stein, received from LISB. Godt claims that Pemm agreed to pay Godt's indebtedness to LISB upon the closing of the acquisition of Prima by JRCI through the merger of Pemm into Prima. Prima allegedly guaranteed the loan and, under the terms of the guarantee, is allegedly primarily liable along with the original obligors in the event of a default. Because of the structure of the acquisition of Prima by JRCI, management believes that neither

JRCI nor Prima has any liability to Mr. Godt in this litigation. JRCI and Prima are vigorously defending this litigation. JRCI and Prima recently obtained a General Release from Godt and have instructed their legal counsel to prepare the appropriate documents to dismiss this lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Management intends to list the Company's common stock on the OTC Bulletin Board. As of this date, the Company's common stock is not trading or listed on any exchange.

         As of June 30, 1999, the Company had 284 holders of record of its Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

         In May 1998, Diva-Florida sold 221,000 shares of its Series A Convertible Preferred Stock at a price of $2.00 per share. Commissions of $30,000 were paid in connection with such sales. The proceeds were applied to working capital. Pursuant to the reorganization, which became effective in April 1999, 200,000 of these shares were exchanged for 200 shares of Series A Convertible Preferred Stock of Diva-Delaware. The balance of 21,000 shares were redeemed by Diva-Florida.

         In February through April 1999, Diva-Delaware conducted a private offering of 750 shares of Series A Convertible Preferred Stock at a price of $2,000.00 per share. Diva-Delaware received $750,000 of the offering proceeds in cash and a subscription for the balance. Commissions of $30,000 were paid in connection with such sales. These proceeds were used to finance capital expenditures and applied to working capital.

DIVIDENDS

         The Company has not declared any cash dividends with respect to its Common Stock during the prior two years and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Except for the historical information contained herein, the matters discussed in this item are forward looking statements involving risks and uncertainties that may cause actual results to materially differ. Those risks and uncertainties include but are not limited to economic, competitive, industry and market factors affecting the Company's operations, markets, products, prices and other factors discussed in the Company's filings with the SEC.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED JUNE 30, 1998 AND JUNE 30, 1999

         The fiscal year ended June 30, 1998 ("Fiscal 1998") was one of consolidation at Prima and development of the newly formed Que. This had a measure of success as shown by the results of the Company, with Prima making a small operating profit and revenues of Que achieving management targets. Management believes that the full potential of these subsidiaries has not yet been realized. This could only be expected over the forthcoming years, and there is no assurance that the full potential will be realized. The fiscal year ended June 30, 1999 ("Fiscal 1999") was one of continued consolidation with an emphasis on expansion at Que.

         The Company incurred a loss from operations of $683,532 for Fiscal 1999 compared with a loss from operations of $407,999 for Fiscal 1998. The Company's revenues continued to expand and were $1,813,686 in Fiscal 1999 as compared to $1,466,121 in Fiscal 1998. However, selling, general and administrative expenses increased at an even faster rate and were $2,497,218 in Fiscal 1999 as compared to $1,874,120 in Fiscal 1998.

         The significant increase in the Company's net loss was primarily due to the uncollectability of a $47,819 receivable, litigation expense of $89,837 and the settlement of some previously outstanding issues in Fiscal 1999. By contrast, in Fiscal 1998, the overall performance of operations was improved primarily due to the $217,238 gain on the sale of the photographic studio.

         Prima continued to be successful in reducing its costs although this was at some cost to its sales. This resulted in Prima making an operating profit. During the year, Prima moved its office and during this disruptive period all divisions experienced some loss in sales. Management is making every effort to recover those sales in subsequent periods. By working very closely with Que in New York, management expects further improvement in sales during the forthcoming years, although there is no assurance that this will happen.

         Que began operations on January 5, 1998 and the Company forecast losses for the first few years. However the results of Que are encouraging as sales are significantly better than was forecasted and many of the initial expenses will not be repeated. Furthermore Que has already begun working and co-operating closely with Prima to the benefit of both companies.

TRENDS AND UNCERTAINTIES

         Prima and Que continue to seek to expand and increase their customer base and operating revenues. In doing so it is probable that their administrative expenses and overhead, are likely to increase in future periods. The continuation of obtaining additional types of business and markets is uncertain and the continued success of any of the Company's new marketing strategies for generating revenue is uncertain.

LIQUIDITY AND CAPITAL RESOURCES

         On June 30, 1999, the Company had a working capital deficit of $1,017,553. The business is capital intensive. The operating companies must pay their modeling talent soon after services are rendered. While the accounts receivable for these operating companies are generally due in 30 days, they are usually collected within 60 to 120 days.

         The Company expects that the working capital cash requirements over the next 12 months will be generated from operations and the balance of the private offering. However, the Company anticipates opening model agencies in additional areas in the future. Assuming the Company does not open additional model agencies in the next 12 months, the capital expenditures are anticipated to be $25,000. Such expenditures will be primarily for office equipment. The Company expects these capital expenditures to be financed through working capital.

         In February through April 1999, Diva-Delaware conducted a private offering of 750 shares of Series A Convertible Preferred Stock. Diva-Delaware received $750,000 of the offering proceeds in cash and received a subscription for the remaining $750,000 which is payable when the Registration Statement for Diva-Delaware incorporating the audited financial statements for Fiscal 1999 is filed. Diva-Delaware anticipates filing an amendment to the Registration Statement incorporating these financial statements next month. These proceeds will be used to finance capital expenditures and applied to working capital. Except as described, the Company has no commitments for additional funding and no assurance can be given that it will obtain additional funding.

YEAR 2000 COMPLIANCE

         The Year 2000 issue refers to a condition in computer software where a two-digit field rather than a four-digit field is used to distinguish a calendar year. Unless corrected, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations. Such an uncorrected condition could significantly interfere with the conduct of the Company's business, could result in disruption of the Company's operations and could subject the Company to potentially significant legal liabilities.

         In Fiscal 1999, the Company conducted an assessment of the Year 2000 issue and the potential effect it would have on the Company and its business. The Company also prepared a formal plan for dealing with the Year 2000 issue. The Company updated much of its existing software for Year 2000 compliance by modifying existing internally developed software. The

Company hired outside consultants and acquired new and upgraded third party software packages to replace those used that could not be modified.

         While the Company believes it has resolved any Year 2000 issues, the possibility exists that the Company could inadvertently have failed to correct a Year 2000 problem. Such problems might continue to appear throughout calendar year 2000. While the Company can be increasingly confident, there can be no certainty until the end of Year 2000. The Company believes the impact of such an occurrence would be minor, as substantial Year 2000 compliant equipment additions and upgrades have occurred in recent years. If such resolution does not occur, the Company believes it will be able to conduct its business, possibly at a reduced volume, using its already Year 2000 compliant server and personal computer software until resolution occurs. Third-party suppliers or customers who have not modified their systems to adequately address the Year 2000 issue may also affect the Company.

         Year 2000 readiness has cost the Company an estimated $65,000 (including upgrades to existing systems) although this does not include the purchase of replacement software for systems that were upgraded rather than replaced.

ITEM 7.  FINANCIAL STATEMENTS

         The Financial Statements are attached to this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth certain information as of June 30, 1999, with respect to the Directors and Executive Officers of the Company.

NAME                   AGE        POSITION
----                   ---        --------

Peter Zachariou        38         President, Chairman of the Board and Treasurer

David Lean             53         Principal Accounting Officer, Acting Secretary
                                      and Director

Maxo Benalal           38         Vice President and Director

         Directors are elected at the annual meeting of shareholders and hold office until the following annual meeting and until their successors are elected and qualified. All Executive Officers serve at the discretion of the Board of Directors.

         Peter Zachariou has been President and Chairman of the Board of Diva since April 1999. In addition, since June 1998, Mr. Zachariou has been President and a Director of ASD Group, Inc., a public company providing contract manufacturing and engineering services to original equipment manufacturers. Mr. Zachariou was President and Chairman of the Board of JRCI, from June 1995 and Treasurer of JRCI from July 1997 through January 2000. From June 1995 until August 1995, Mr. Zachariou was also Secretary and Treasurer of JRCI. For at least the preceding five years, Mr. Zachariou has been a private investor.

         David Lean has been the Principal Accounting Officer, Acting Secretary and a Director of the Company since April 1999. From August 1995 through January 2000 Mr. Lean was a Director of JRCI, from August 1998 through January 2000, Mr. Lean was Acting Secretary of JRCI and from April 1995 through May 1997 was Treasurer of JRCI. For at least the preceding five years, Mr. Lean has also been a managing Director of a United Kingdom subsidiary of a Canadian mining company.

         Maxo Benalal has been a Director of the Company since April 1999. He is an attorney member of the Madrid Bar and the European Union's Bar. Since 1993, he has been a Senior Partner of DeDiego, Benalal & Associados of Madrid, Spain; the Senior Resident Partner of DeDiego, G. Carreira & Benalal in Brussels, Belgium and an Associated Partner of DeDiego, Benalal & Associados - Raffin, Raffin-Courbe, Gofard & Associes in Paris, France.

         The Company's securities are not registered under Section 12(g) of the Exchange Act. Accordingly, the Directors and Executive Officers of the Company are not required to file reports under Section 16(a) of that Act.

ITEM 10.  EXECUTIVE COMPENSATION

         No Director or Executive Officer of the Company received any cash compensation during the fiscal year ended June 30, 1999.

         All members of the Company's Board of Directors, whether officers of the Company or not, may receive an amount yet to be determined annually for their participation in meetings of the Board and will be required to attend a minimum of four meetings per fiscal year. The Company reimburses all expenses for meeting attendance or out of pocket expenses connected directly with their Board participation.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 20, 1999, by each Director, Executive Officer and any person known to the Company to own beneficially more than 5% of the Company's Common Stock and by all Directors and Executive Officers of the Company as a group.

NAME AND ADDRESS               SHARES OF COMMON STOCK                 PERCENT
OF BENEFICIAL OWNER              BENEFICIALLY OWNED                  OWNED (1)
-------------------              ------------------                  ---------

J R Consulting, Inc.(1)               4,225,000                        76.8%
180 Varick Street, 13th Floor
New York, New York 10014

Peter Zachariou(1)(2)                 4,225,000                        76.8%
180 Varick Street, 13th Floor
New York, New York 10014

------------------------

(1) Does not include the shares of common stock issuable upon conversion of the Series B Redeemable Convertible Preferred Stock held by JR Consulting, Inc. or the effect of the Option Agreement between JR Consulting, Inc. and Diva Entertainment, Inc. See "Certain Transactions".

(2) Represents the shares held by J R Consulting, Inc. Peter Zachariou, through Havilland Ltd., is the principal shareholder of J R Consulting, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Peter Zachariou, Chairman of the Board, President and Treasurer of the Company has from time to time made cash advances to the Company. The advances are unsecured, payable on demand and interest free. The outstanding amount of such advances as at June 30, 1999 was $764,918.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1     Financial Data Schedule.

(b)      Form 8-K

         On August 9, 1999, the Company filed a Current Report on Form 8-K regarding its acquisition, through reverse subsidiary merger, of Diva Entertainment, Inc., a Florida corporation which owns Prima and Que. The Current Report was dated April 28, 1999, the date the Agreement was executed. The acquisition was effective April 1, 1999.

         On September 28, 1999, the Company filed a Current Report on Form 8-K regarding the appointment of its accountants effective June 1, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              DIVA ENTERTAINMENT, INC.


Date: February 4, 2000                       By: /s/ Peter C. Zachariou
                                                --------------------------------
                                                 Peter C. Zachariou, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                       DATE
---------                             -----                       ----

/s/ Peter C. Zachariou
-----------------------------
PETER C. ZACHARIOU              President/Principal         February 4, 2000
                                Executive and Director

-----------------------------
Maxo Benalal Bendrihem          Director

/s/ David Lean
-----------------------------
DAVID LEAN                      Principal Accounting        February 4, 2000
                                Officer and Director

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
          SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

         No annual report or proxy material has been sent to security holders nor are such materials anticipated to be sent, with the exception of this Annual Report on Form 10-KSB.

                                       DIVA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                                                        CONTENTS
--------------------------------------------------------------------------------

                                                                            PAGE

INDEPENDENT AUDITORS' REPORT                                                F-2

CONSOLIDATED FINANCIAL STATEMENTS

  Balance Sheet                                                             F-3
  Statements of Operations                                                  F-5
  Statements of Changes in Stockholders' Deficiency                         F-6
  Statements of Cash Flows                                                  F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-10

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Diva Entertainment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Diva Entertainment, Inc. and Subsidiaries as of June 30, 1999, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years ended June 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diva Entertainment, Inc. and Subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for the years ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles.

Marcum & Kleigman, LLP.

Woodbury, New York
December 15, 1999

                                       DIVA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET

                                                                   June 30, 1999
--------------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS
  Accounts receivable, less allowance for doubtful accounts of
   $157,750                                                       $1,201,860
  Due from related parties                                            65,280
  Prepaid expenses and other current assets                           71,690
  Employee advances                                                   14,629
                                                                  ----------
       Total Current Assets                                                       $1,353,459


PROPERTY AND EQUIPMENT, Net                                                          349,316

OTHER ASSETS
 Goodwill, net of accumulated amortization of $159,673               558,872
 Security deposits                                                    38,793
 Due from officer                                                      3,982
                                                                  ----------
       Total Other Assets                                                            601,647
                                                                                  ----------
       TOTAL ASSETS                                                               $2,304,422
                                                                                  ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                       DIVA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET

                                                                   June 30, 1999
--------------------------------------------------------------------------------
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Cash overdraft                                                    $   183,045
  Accounts payable, talents                                             569,711
  Accounts payable, other                                               261,756
  Accrued expenses and other current liabilities                        161,242
  Legal reserves                                                        502,988
  Due to parent, net                                                    115,818
  Due to related party                                                   55,452
  Due to officer, current                                               521,000
                                                                    -----------
       Total Current Liabilities                                                      $ 2,371,012

OTHER LIABILITIES
  Due to officers, long-term                                                              192,448
                                                                                      -----------
       TOTAL LIABILITIES                                                                2,563,460

COMMITMENT AND CONTINGENCY

SERIES B REDEEMABLE CONVERTIBLE PREFERRED
 STOCK, $0.001 PAR VALUE, 3,000 SHARES ISSUED AND
 OUTSTANDING, INCLUDING ACCRUED DIVIDEND OF $22,500                                     3,022,500

STOCKHOLDERS' DEFICIENCY
Series A convertible preferred stock, $.001 par value,575 shares
issued and outstanding                                                1,150,000
Common stock, $0.001 par value, 20,000,000 shares
  authorized, 5,498,800 shares issued and outstanding                     5,498
Additional paid in capital                                               27,925
Accumulated deficit                                                  (4,464,961)
                                                                    -----------
       TOTAL STOCKHOLDERS' DEFICIENCY                                                  (3,281,538)
                                                                                      -----------
       TOTAL LIABILITIES AND
         STOCKHOLDERS' DEFICIENCY                                                     $ 2,304,422
                                                                                      ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                       DIVA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the Years Ended June 30, 1999 and 1998
--------------------------------------------------------------------------------

                                                    1999            1998
                                                -----------     -----------
REVENUE
 Management fees, net                           $ 1,830,011     $ 1,077,265
 Production fees                                         --         234,478
 Other                                               26,622         154,378
                                                -----------     -----------
       TOTAL REVENUE                              1,856,633       1,466,121

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      2,497,218       1,874,120
                                                -----------     -----------
       LOSS FROM OPERATIONS                        (640,585)       (407,999)
                                                -----------     -----------
OTHER INCOME (EXPENSE)
 Interest income                                         --           4,334
 Interest expense                                    (1,020)         (6,129)
 (Loss) gain on sale of studio                      (47,819)        217,238
 Miscellaneous (expense) income                    (140,512)         81,245
                                                -----------     -----------
       TOTAL OTHER (EXPENSE) INCOME                (189,351)        296,688
                                                -----------     -----------
       NET LOSS                                 $  (829,936)    $  (111,311)
                                                ===========     ===========
LOSS PER SHARE OF COMMON STOCK
  Basic and diluted                             $      (.15)    $      (.02)
                                                ===========     ===========
  Weighted average common stock outstanding       5,498,800       5,498,800
                                                ===========     ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                       DIVA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CHANGES IN
                                                        STOCKHOLDERS' DEFICIENCY

                                      For the Years Ended June 30, 1999 and 1998
--------------------------------------------------------------------------------

                                              COMMON STOCK                               PREFERRED STOCK
                                     -------------------------------------------------------------------------
                                                                                              SERIES A
                                                                                    --------------------------
                                        SHARES          SHARES                         SHARES
                                      SUBSCRIBED        ISSUED         AMOUNT          ISSUED         AMOUNT
                                     -----------     -----------    -----------     -----------    -----------
BALANCE - July 1, 1997                        --              --    $        --              --    $        --

April 1998 - Formation of Diva
  Entertainment, Inc.                         --       4,500,000         45,000              --             --

May 4, 1998 - Private Placement
  Offering                               221,000              --          2,210              --             --

Pooling of interest with Prima
  Eastwest Model
  Management, Inc.                            --              --             --              --             --

Reorganization                          (221,000)        998,800        (41,712)            200        400,000

Unrealized loss on marketable
 securities                                   --              --             --              --             --

Net loss                                      --              --             --              --             --
                                     -----------     -----------    -----------     -----------    -----------
BALANCE - June 30, 1998 (Forward)             --       5,498,800    $     5,498             200    $   400,000
                                     -----------     -----------    -----------     -----------    -----------

                                                         ACCUMULATED
                                          ADDITIONAL        OTHER                           TOTAL
                                           PAID-IN      COMPREHENSIVE    ACCUMULATED     STOCKHOLDERS'
                                           CAPITAL          LOSS           DEFICIT        DEFICIENCY
                                         -----------     -----------     -----------     -----------
BALANCE - July 1, 1997                   $        --     $        --     $        --     $        --

April 1998 - Formation of Diva
  Entertainment, Inc.                         10,923              --              --          55,923

May 4, 1998 - Private Placement
  Offering                                   439,790              --              --         442,000

Pooling of interest with Prima
  Eastwest Model
  Management, Inc.                                --              --      (3,523,714)     (3,523,714)

Reorganization                              (400,288)             --              --         (42,000)

Unrealized loss on marketable
 securities                                       --         (42,947)             --         (42,947)

Net loss                                          --              --        (111,311)       (111,311)
                                         -----------     -----------     -----------     -----------
BALANCE - June 30, 1998 (Forward)        $    50,425     $   (42,947)    $(3,635,025)    $(3,222,049)
                                         -----------     -----------     -----------     -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                       DIVA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CHANGES IN
                                                        STOCKHOLDERS' DEFICIENCY

                                      For the Years Ended June 30, 1999 and 1998
--------------------------------------------------------------------------------

                                              COMMON STOCK                            PREFERRED STOCK
                                    -----------------------------------------------------------------------
                                                                                           SERIES A
                                                                                 --------------------------
                                       SHARES         SHARES                       SHARES
                                     SUBSCRIBED       ISSUED         AMOUNT        ISSUED          AMOUNT
                                     ----------    -----------    -----------    -----------    -----------
BALANCE - June 30, 1998 (forward)            --      5,498,800    $     5,498            200    $   400,000

Private placement offering of 375
 shares of Series A Convertible
 Preferred Stock                             --             --             --            375        750,000

Realized loss on marketable
 securities                                  --             --             --             --             --

Accrued dividend on Series B
 redeemable Preferred stock                  --             --             --             --             --

Net loss                                     --             --             --             --             --
                                     ----------    -----------    -----------    -----------    -----------
BALANCE - June 30, 1999                      --      5,498,800    $     5,498            575    $ 1,150,000
                                     ==========    ===========    ===========    ===========    ===========

                                                        ACCUMULATED
                                         ADDITIONAL        OTHER                          TOTAL
                                          PAID-IN      COMPREHENSIVE    ACCUMULATED    STOCKHOLDERS'
                                          CAPITAL          LOSS           DEFICIT       DEFICIENCY
                                        -----------    -----------     -----------     -----------
BALANCE - June 30, 1998 (forward)       $    50,425    $   (42,947)    $(3,635,025)    $(3,222,049)

Private placement offering of 375
 shares of Series A Convertible
 Preferred Stock                                 --             --              --         750,000

Realized loss on marketable
 securities                                      --         42,947              --          42,947

Accrued dividend on Series B
 redeemable Preferred stock                 (22,500)            --              --         (22,500)

Net loss                                         --             --        (829,936)       (829,936)
                                        -----------    -----------     -----------     -----------
BALANCE - June 30, 1999                 $    27,925    $        --     $(4,464,961)    $(3,281,538)
                                        ===========    ===========     ===========     ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                       DIVA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      For the Years Ended June 30, 1999 and 1998
--------------------------------------------------------------------------------

                                                                       1999          1998
                                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                           $(829,936)    $(111,311)
                                                                    ---------     ---------
 Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                     127,635        73,681
    Loss (gain) on sale of studio                                      47,819      (217,238)
    Disposal of equipment                                              13,076            --
    Increase in accounts receivable                                  (631,176)     (362,700)
    Increase in prepaid expenses and other current assets             (26,603)      (17,094)
    Increase in security deposits                                      (4,681)      (15,301)
    Increase in cash overdraft                                        131,702        17,605
    Increase in accounts payable, talent                              325,516        76,633
    Increase (decrease) in accounts payable, other                     38,291      (110,725)
    (Decrease) increase in accrued expenses and other current
       liabilities                                                    (84,198)      166,438
    Increase in litigation reserves                                    89,837            --
                                                                    ---------     ---------
       TOTAL ADJUSTMENTS                                               27,218      (388,701)
                                                                    ---------     ---------
       NET CASH USED IN OPERATING ACTIVITIES                         (802,718)     (500,012)
                                                                    ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                (160,656)     (292,628)
  Proceeds from sale of studio                                             --       241,566
  Collections on note receivable                                       39,820            --
  Proceeds from sale of (purchase of) marketable securities, net       75,118       (75,118)
                                                                    ---------     ---------
       NET CASH USED IN INVESTING ACTIVITIES                        $ (45,718)    $(126,180)
                                                                    ---------     ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                       DIVA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                      For the Years Ended June 30, 1999 and 1998
--------------------------------------------------------------------------------

                                                          1999          1998
                                                       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances to employee                                 $ (14,629)    $  (2,033)
  (Repayment of) proceeds from officers' loans, net      (90,614)      263,346
  Advances to parent, net                               (289,354)      (53,460)
  Proceeds from private placement offering, net          708,000       442,200
  Advances from related parties                          511,172            --
                                                       ---------     ---------
       NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                      824,575       650,053
                                                       ---------     ---------
       NET (DECREASE) INCREASE IN CASH                   (23,681)       23,861

CASH - Beginning                                          23,861            --
                                                       ---------     ---------
CASH - Ending                                          $      --     $  23,861
                                                       =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the years for:

    Interest                                           $   1,020     $   6,129

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                       DIVA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       ORGANIZATION AND NATURE OF BUSINESS

       Diva Entertainment, Inc. (formerly known as Quasar Projects Company) ("Diva-Delaware"), which is primarily a holding company, was incorporated in the State of Delaware in December 1992 and is a majority-owned subsidiary of J R Consulting, Inc. ("JRCI" or the "Parent") which is also a reporting company under the Securities Exchange Act of 1934.

       On April 3, 1998, JRCI formed Diva Entertainment, Inc., a Florida corporation and holding company ("Diva-Florida"). On May 1, 1998, Diva-Florida issued 4,500,000 shares of common stock to JRCI in exchange for 100% of the outstanding common stock of Prima Eastwest Model Management, Inc. ("Prima") and Que Management Inc. ("Que"). The shares issued were valued at the historical cost of JRCI's investment in Prima and Que.

       On April 28, 1999, but effective April 1, 1999, Diva-Delaware, a public shell, acquired JRCI's 95% equity interest in Diva-Florida in exchange for 4,225,000 shares of Diva-Delaware's common stock (the "Acquisition"). This Acquisition, which has been treated as a capital transaction in substance, rather than a business combination, was deemed a "reverse acquisition" for accounting purposes. Accordingly, Diva-Florida was the accounting acquirer and the historical financial statements prior to April 1, 1999 were those of Diva-Florida. In the accompanying financial statements, the capital structure and earnings (losses) per share of Diva-Florida have been retroactively restated to reflect the Acquisition as if it occurred at the beginning of the period. In connection with the above Acquisition, Diva-Delaware changed its name from Quasar Projects Company to Diva Entertainment, Inc.

       Prima was incorporated in the State of California on January 29, 1996 and Que was incorporated in State of New York on December 29, 1997. Prima and Que are in the business of providing management services to models and talents in the entertainment industry, primarily in California and New York.

       Successful operations are subject to certain risks and uncertainties including, among others, all the problems, expenses, delays and other risks inherent in developing and expanding the Company's client base, actual and potential competition by entities with greater financial resources, experience and market presence than the Company. Further risks and uncertainties relate to the ability of the Company to generate sufficient revenue and obtain financing and additional equity.

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of Diva-Delaware, Diva-Florida and Diva-Florida's wholly owned subsidiaries Prima and Que, collectively referred to as the "Company". All significant inter-company transactions have been eliminated in consolidation.

                                       DIVA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

       PROPERTY AND EQUIPMENT

       Property and equipment is stated at cost. Maintenance and repair costs are charged to expense as incurred; costs of major additions and betterments are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income.

       DEPRECIATION AND AMORTIZATION

       The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the life of the lease or the estimated useful life of the improvements, whichever is less. Depreciation and amortization of property and equipment are computed on the straight-line and accelerated methods.

       INCOME TAXES

       Deferred income tax assets and liabilities are computed annually for differences between the consolidated financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

       RECLASSIFICATIONS

       Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications have no effect on the previously reported income.

       USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

                                       DIVA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

       IMPAIRMENT OF LONG-LIVED ASSETS

       Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group assets.

       STOCK-BASED COMPENSATION

       In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company adopted this standard in fiscal 1999 and the implementation of this standard did not have any impact on its financial statements.

       NET EARNINGS PER SHARE

       The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Common stock equivalents have been excluded from the calculation of weighted-average shares for purposes of calculating diluted earnings per share for 1999 and 1998, as such inclusion is anti-dilutive.

       COMPREHENSIVE INCOME

       In 1997, the FASB issued the Statement of Financial Accounting Standards No. "130, Reporting Comprehensive Income" ("SFAS No. 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted this standard in fiscal 1999 and the implementation of this standard did not have any impact on its financial statements.

                                       DIVA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

       REPORTING OF SEGMENTS

       In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997, with reclassification of earlier periods required for comparative purposes. SFAS No. 131 establishes the criteria for determining an operating segment and establishes the disclosure requirements for reporting information about operating segments. The Company adopted this standard in fiscal 1999 and the adoption of this standard has no impact on the Company's results of operations or financial condition.

       PENSION AND OTHER BENEFITS

       In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits ("SFAS No. 132"), which standardizes the disclosure requirements for pensions and other post-retirement benefits. The Company adopted this standard in fiscal 1999 and the implementation of this standard did not have any impact on its financial statements.

       ACCOUNTING DEVELOPMENTS

       In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ASEC of AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", effective for fiscal years beginning after December 15, 1998. SOP No. 98-1 requires that certain costs of computer software developed or obtained for internal use be continued capitalized and amortized over the useful life of the related software. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

       In April 1998, the ASEC of AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-up Activities", and effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999, which has been deferred to June 30, 2000 by publishing of SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

                                       DIVA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - MARKETABLE SECURITIES, MARKET VALUE

       In accordance with FASB #115, the Company is required to classify each of its investments into one of three categories, with different accounting for each category. At June 30, 1998, management has classified all their equity securities as available-for-sale securities, which are reported at fair market value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income. Gains and losses on the sale of securities are recognized on a specific identification basis. At June 30, 1999 and 1998, the Company had marketable securities of $-- and $32,171, respectively, with an unrealized loss of $-- and $42,947, respectively. The Company also had realized losses in 1999 of $42,947 and realized gains in 1998 of $75,180, resulting from sales of securities during the years.

NOTE 3 - NOTE RECEIVABLE

       In December 1997, Prima entered into an asset purchase agreement (the "Agreement") with an unrelated third party to sell certain assets and liabilities of the studio for $329,203, resulting in a gain of $217,238. The selling price consists of cash payments and note receivable with interest at 8% per annum. At June 30, 1999, the Company forgave the outstanding balance of $47,819 (see Note 9).

NOTE 4 - PROPERTY AND EQUIPMENT

       Property and equipment consists of the following at June 30, 1999:

                                                                  ESTIMATED
                                                    AMOUNT       USEFUL LIFE
                                                  ---------------------------
       Office equipment and fixtures              $ 220,687        5-7 years
       Leasehold improvements                       225,420          5 years
                                                  ---------
                                                    446,107
       Less:  accumulated depreciation
                     and amortization                96,791
                                                  ---------
            Property and Equipment, net           $ 349,316
                                                  =========

       Depreciation and amortization expense for the years ended June 30, 1999 and 1998 was $79,732 and $25,778, respectively.

NOTE 5 - GOODWILL

       Prima has goodwill resulting from a business combination, which is being amortized on the straight-line method over fifteen (15) years. The amortization expense for the years ended June 30, 1999 and 1998 amounted to $47,903 for each year.

                                       DIVA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - DUE TO OFFICER/OFFICERS

       Due to officer in the amount of $521,000 represents advances made by an officer of the Company, which are non-interest bearing and due on demand.

       Due to officers represents advances made by two officers of the Company which are non-interest bearing and have no definite repayment terms.

NOTE 7 - DUE TO PARENT, NET

       Due to Parent represents net advances made to the Company by the Parent, which are non-interest bearing and are due on demand.

NOTE 8 - INCOME TAXES

       No provision has been made in the accompanying consolidated financial statements for income tax expense as a result of the current operating loss and net operating loss ("NOL") carryforwards.

       Differences between income tax benefits computed at the Federal statutory rate (34%) and reported income taxes for 1999 and 1998 are primarily attributable to the valuation allowance for the NOL and other permanent differences.

       As of June 30, 1999 the Company's total deferred tax assets amounted to approximately $1,669,000, which relate primarily to NOL carryforwards, and the tax effect of differences in financial and income tax reporting for amortization methods, and the related valuation allowance. Management concluded a full valuation allowance on the deferred tax assets was appropriate due to the Company's failure to file its federal and state tax returns.

       As of June 30, 1999, the Company estimated the available NOL carryforwards to be approximately $2,162,000, subject to certain limitations, which will expire on various dates through 2020. The amount and utilization of the NOL carryforwards cannot be determined at June 30, 1999 based upon the information available.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

       LEASING ARRANGEMENTS

       The Company leases its New York office and Los Angeles office through five-year non-cancelable lease agreements expiring in December 2002 and December 2003, respectively.

       Future minimum rental commitments under the above noncancellable operating leases as of June 30, 1999 are as follows:

                                       DIVA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - COMMITMENTS AND CONTINGENCIES, continued

                           FOR THE YEAR
                          ENDING JUNE 30,           AMOUNT
                          ---------------         ---------
                               2000               $ 130,903
                               2001                 133,021
                               2002                 135,199
                               2003                  98,305
                               2004                  27,929
                                                  ---------
                                  Total           $ 525,357
                                                  =========

       Rent expense for the years ended June 30, 1999 and 1998 was $98,699 and $75,013, respectively.

       CONTINGENCY

       In December 1997, Prima entered into an Agreement with an unrelated third party to sell certain assets and liabilities (see Note 4). Pursuant to this Agreement, Prima assigned the studio lease to the buyer. The future commitments under the lease at June 30, 1999 amounted to $784,194 through October 2007. Prima is contingently liable for these commitments in case the buyer is in default of such payments.

       LITIGATION

       Prima is named as a defendant in an action filed by a bank in February 1997. The bank is seeking to enforce the terms of certain promissory notes allegedly guaranteed by Prima and collateralized by substantially all assets of Prima. At the time of the commencement of the action, the balance was $502,988 together with interest thereon from January 30, 1997. On May 6, 1999 a judgment was entered against the defendants in this matter, including Prima. However, the judgment provides that to the extent Prima is required to pay any sums to the bank, Prima is entitled to a judgment against Edward Stein, a co-defendant. Since Prima cannot determine whether the co-defendant has sufficient assets to reimburse Prima for any potential loss, Prima has established a reserve of $502,988 (see Note 12).

       LATE FILING

       The Company was required to file an amendment to a Form 8-K filed in connection with the Acquisition within 75 days after the Acquisition (see Note1). However, the Company has failed to file this Form timely. The Company intends to file this Form in the near future. Management believes that the late filing will not have a material adverse effect on the financial position of the Company.

NOTE 10 - PREFERRED STOCK

       The Company has authorized 1,000,000 shares of $0.001 par value preferred stock. At June 30, 1999, 575 shares and 3,000 shares of Series A and Series B preferred stock are issued and outstanding, respectively.

                                       DIVA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - PREFERRED STOCK, continued

       SERIES A CONVERTIBLE PREFERRED STOCK

       In May 1998, Diva-Florida commenced a private placement offering of its common stock, wherein it proposed to sell up to 500,000 shares of common stock at a price of $2.00 per share. As of June 30, 1998, 221,000 shares of common stock were sold for $442,000. These shares were subscribed and not yet formally issued at April 28, 1999. In connection with the Acquisition (see Note 1), the subscribers of the 200,000 Diva-Florida's shares converted their subscribed shares to 200 shares of Diva-Delaware's Series A Convertible Preferred Stock (the "Series A Preferred"). Diva-Florida returned $42,000 to the subscriber who held 21,000 subscribed shares of Diva-Florida's common stock. In connection with the conversion, Diva-Delaware authorized the designation of 1,721 shares of the Series A Preferred. The Company incurred $30,000 of placement agent fees in connection with this offering.

       Diva-Delaware immediately commenced a private placement offering of its Series A Preferred after the Acquisition (see Note 1), wherein it proposed to sell up to 750 shares of Series A Preferred at a price of $2,000 per share. At June 30, 1999, 375 shares of the Series A Preferred were sold for $750,000, which was received in cash and 375 shares were subscribed for $750,000. The balance is payable when Diva-Delaware files an amendment to the registration statement for the shares of its common stock underlying the Series A Preferred which amendment incorporates the audited financial statements for the fiscal year ended June 30, 1999. The Company incurred $30,000 of placement agent fees in connection with this offering.

       The Series A Preferred holders are entitled to receive cumulative preferential dividends at $60 per share per annum, payable annually on each anniversary date of issuance. In the option of the Diva-Delaware, such dividend may be paid in cash or in shares of Diva-Delaware's common stock valued at the Conversion Rate, as defined. As of June 30, 1999, total cumulated dividends amounted to $8,625. In addition, the Series A Preferred are subject to certain conversion, redemption, and liquidation provisions, as defined in the Certificate of Designation.

       SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

       In connection with the Acquisition (see Note 1), JRCI converted $3,000,000 of debt, owed to it by Diva-Florida and Subsidiaries, into 3,000 shares of Series B Redeemable Convertible Preferred Stock (the "Series B Preferred") of Diva-Delaware. In connection with the conversion, Diva-Delaware authorized the designation of 3,000 shares of Series B Preferred.

                                       DIVA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - PREFERRED STOCK, continued

      SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK, continued

      The Series B Preferred holders are entitled to receive cumulative preferential dividends at $30 per share per annum, payable annually on each anniversary date of issuance. In the option of the Diva-Delaware, such dividend may be paid in cash or in shares of Diva-Delaware's common stock valued at the Conversion Rate, as defined. As of June 30, 1999, total cumulated dividends amounted to $22,500. In addition, the Series B Preferred are subject to certain conversion, redemption, and liquidation provisions, as defined in the Certificate of Designation.

      OPTION AGREEMENT

      JRCI and Diva-Delaware also entered into an Option Agreement giving JRCI the option to purchase additional shares of Diva-Delaware's Common stock at its par value of $.001 per share in order for JRCI to maintain JRCI's ownership of the outstanding shares of Diva-Delaware's common stock at no less than 65%. The option expires when all of the shares of Diva-Delaware's Series A Preferred have been converted into shares of Diva-Delaware's common stock

NOTE 11 - SEGMENT INFORMATION

       The Company operated in two geographic segments: New York ("NY") and California ("CA") (see Note 1). A summary of the Company's operations by geographic segments for the years ended June 30, 1999 and 1998, is as follows:

                                                                               1999
                                                --------------------------------------------------------------------
                                                      NY               CA           CORPORATION         TOTAL
                                                --------------- ----------------- ---------------- -----------------
       Revenue                                    $   934,651      $   921,982                         $1,856,633
       Operating income (loss)                       (567,762)        (233,797)       $  (28,379)        (829,938)
       Identifiable assets                          1,132,096        1,320,154          (147,828)       2,304,422
       Capital expenditures                            67,192           93,464                            160,656
       Depreciation and amortization                   66,864           60,771                            127,635

                                                                               1998
                                                --------------------------------------------------------------------
                                                      NY               CA           CORPORATION         TOTAL
                                                --------------- ----------------- ---------------- -----------------
       Revenue                                      $ 278,912        $1,187,209                         $1,466,121
       Operating income (loss)                       (285,058)          242,054        $  (68,307)        (111,311)
       Identifiable assets                            683,232         1,176,857          (116,292)       1,743,797
       Capital expenditures                           286,810             5,818                            292,628
       Depreciation and amortization                   16,451            57,230                             73,681


                                       DIVA ENTERTAINMENT, INC. AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - SUBSEQUENT EVENT (UNAUDITED)

       CORPORATE COMBINATION AGREEMENT

       On October 28, 1999, JRCI entered into a corporate combination agreement (the "Agreement") with Providential Securities, Inc. ("Providential"), whereby JRCI will acquire 20,000,000 shares of the issued and outstanding capital stock of Providential in exchange for 30,000,000 shares of the Parent's common stock (the "JRCI Shares"). Under the Agreement, JRCI will effect a 1-for-2 reverse stock split, as described in the Agreement, prior to the consummation of this transaction. It is intended that this transaction shall qualify as a transaction in securities exempt from registration or qualification under the Securities Act of 1933, as amended. The JRCI Shares will be restricted against resale pursuant to the provisions of Federal and state securities laws. The transaction was consummated on January 14, 2000.

       In addition, as a covenant under the Agreement, JRCI has reached an agreement to sell to Havilland Limited, a related entity, all of the shares of Diva-Delaware owned by JRCI as well as to assign all of its rights, title and interest in an Option Agreement (see Note 10) to Havilland Limited. Consummation of the sale is subject to certain conditions and no assurance can be given that such conditions will be met and the transaction will be consummated.

       LITIGATION SETTLEMENT

       On October 29, 1999, the Company entered into an amended and restated settlement agreement with Edward Stein (see Note 9), whereby Edward Stein agreed to pay the bank the amount necessary to settle the claim and obtain a Satisfaction of Judgment. In December 1999, Edward Stein paid off the obligation to the bank. Subsequent to the payment of the obligation, the bank released the Company from any obligation in connection with the claim.

                                  EXHIBIT INDEX

EXHIBIT                  DESCRIPTION
-------                  -----------
 21.2               List of subsidiaries.

 27.1               Financial Data Schedule.