Form 10QSB
period 1999-09-30
DIVA ENTERTAINMENT INC
filed 2000-02-11
CIK 919603

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    SEPTEMBER 30, 1999
                                                 -----------------------
                                       OR

[   ]             TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____________ to _____________.

                         Commission file number 0-23506

                            DIVA ENTERTAINMENT, INC.
                            ------------------------
              (Exact name of small business issuer in its charter)

           DELAWARE                                               33-0601498
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

             180 VARICK STREET, 13TH FLOOR, NEW YORK, NEW YORK 10014
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 807-6994
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
      (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           YES   X            NO
                                               -----        -----

         The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of January 17, 2000 is 5,498,800.

Transitional Small Business Disclosure Format (check one):

                                        YES           NO   X
                                            -----        -----

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       CONSOLIDATED FINANCIAL INFORMATION
                            DIVA ENTERTAINMENT, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                               9/30/99            6/30/99
                                                                             (UNAUDITED)         (AUDITED)
                                                                             -----------         ---------
         ASSETS                                                                   $                     $
Current assets
      Cash   ..........................................................               --                --
      Accounts Receivable..............................................        1,168,321         1,202,860
      Other current assets.............................................          341,300           423,599
                                                                               ---------         ---------
Total current assets...................................................        1,509,621         1,625,459

Property, plant and equipment, net of accumulated
      depreciation of $118,893 and
      $96,792 at September 30, 1999 and June 30, 1999,
      respectively.....................................................          365,725           349,316

Other assets
      Goodwill.........................................................          546,897           558,872
      Other assets.....................................................           39,293            42,775
                                                                               ---------         ---------
Total other assets.....................................................          586,190           601,647

      Total Assets.....................................................        2,461,536         2,576,422
                                                                               =========         =========

      LIABILITIES

Current liabilities
      Overdraft........................................................          265,289           183,045
      Accounts payable.................................................          637,724           831,467
      Accrued liabilities..............................................          207,085           161,242
      Other current liabilities........................................        1,376,476         1,467,258
                                                                               ---------         ---------
Total current liabilities..............................................        2,549,574         2,643,012

Other liabilities
      Debt payable after 12 months.....................................          155,645           192,448
                                                                               ---------         ---------

      Total Liabilities................................................        2,705,219         2,835,460



      STOCKHOLDERS' DEFICIENCY
Common stock ..........................................................            5,498             5,498
Paid in capital in excess of par value.................................           50,425            50,425
Series A Convertible Preferred Stock...................................        1,150,000         1,150,000
Series B Redeemable Convertible Preferred Stock........................        3,000,000         3,000,000
Retained earnings......................................................       (4,449,606)       (4,464,961)
                                                                              ----------        ----------

      Total Stockholders' Deficiency...................................         (243,683)         (259,038)
                                                                              ----------        ----------
                                                                               2,461,536         2,576,422
                                                                               =========         =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                       CONSOLIDATED FINANCIAL INFORMATION
                            DIVA ENTERTAINMENT, INC.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                      THREE MONTHS ENDED
                                                    9/30/99          9/30/98
                                                  (UNAUDITED)      (UNAUDITED)
                                                  ----------       ----------
                                                      $               $

Revenue ...................................          590,886          384,676

SG&A expenses .............................          562,998          502,280
Amortization of goodwill ..................           11,975           11,975
                                                  ----------       ----------
         Operating Profit (Loss) ..........           15,913         (129,579)

Interest expense ..........................              556           11,684
                                                  ----------       ----------

         Pre-Tax Profit (Loss) ............           15,357         (141,263)

Income tax expense ........................               --               --
                                                  ----------       ----------

         Net Income (Loss) ................           15,357         (141,263)
                                                  ==========       ==========

Weighted average number of
common shares outstanding .................        5,498,800        4,721,000

Net income (loss) per share of common stock       $     0.00       ($    0.03)


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                       CONSOLIDATED FINANCIAL INFORMATION
                            DIVA ENTERTAINMENT, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                        THREE MONTHS ENDED
                                                     9/30/99        9/30/98
                                                   (UNAUDITED)     (UNAUDITED)
                                                    --------        --------
                                                        $               $
Operating activities
         Net income (loss) ..................         15,357        (141,263)
         Depreciation and amortization ......         34,076          27,095
         Change in other net operating assets        (51,361)         (8,836)
         Increase in cash overdraft .........         82,244         144,863
         Other ..............................        (41,805)          2,031
                                                    --------        --------

Net cash provided by (used in)
         operating activities ...............         38,511          23,890

Investing activities
         Capital expenditures ...............        (38,511)        (47,751)
                                                    --------        --------

Net cash provided by (used in)
         investing activities ...............        (38,511)        (47,751)

Financing activities ........................             --              --
                                                    --------        --------

Net cash provided by (used in)
         financing activities ...............             --              --
                                                    --------        --------

Increase in cash ............................             --         (23,861)
Cash at July 1 ..............................             --          23,861
Cash at September 30 ........................             --              --


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            DIVA ENTERTAINMENT, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for any other interim period or for future years.

NOTE 2

No income taxes were paid during the three months ended September 30, 1999.

NOTE 3

The effects of non-cash investing and financing activities have been excluded from the statement of cash flows in accordance with SFAS 95.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Diva Entertainment, Inc. (the "Company") achieved net income of $15,357 for the quarter ended September 30, 1999, compared with a net loss of $141,263 for the quarter ended September 30, 1998. This improvement is due to sales increasing by over 50% from $385,000 for the quarter ended September 30, 1998 to $591,000 for the quarter ended September 30, 1999. In contrast, the SG&A expenses only increased by 12% from $502,000 for quarter ended September 30, 1998 to $563,000 for quarter ended September 30, 1999.

         The operating performance of Prima Eastwest Model Management, Inc. ("Prima") in the quarter ended September 30, 1999, showed a significant decline from the corresponding period in the previous year (a loss of $28,000 compared with a profit of $23,000). The sales were approximately 11% higher, increasing from $224,000 in the quarter ended September 30, 1998 to $249,000 in the quarter ended September 30, 1999. This was below the sales levels achieved in the same quarter for previous years confirming that there remains considerable room for improvement. At the same time, SG&A expenses increased by approximately 37%. These expenses increased from $188,000 in the quarter ended September 30, 1998 to $258,000 in the quarter ended September 30, 1999. Although these higher expenses are partly due to the new and more expensive rented office, management is reviewing the expenses to ensure that they do not continue to increase at levels so much above inflation without a corresponding increase in productivity and sales.

         Management forecast losses at Que for the first years of operations. However, the results of Que were better than forecast and management believes that many of the initial expenses will not be repeated. Furthermore, Que has already begun working and co-operating closely with Prima to the benefit of both companies. This enabled the Company to make a profit on its Que operations for the quarter ended September 30, 1999. Management believes that, with continued expansion, Que should be profitable for the fiscal year ending June 30, 2000 although there is no assurance that this will happen or that, if it does, the Company as a whole will be profitable as a result. In the quarter ended September 30, 1999, Que had sales of $342,000 compared with $161,000 for the fiscal quarter ended September 30, 1998, which is an increase of approximately 111%. At the same time SG&A expenses only increased by approximately 5% from $254,000 for the quarter ended September 30, 1998 to $268,000 for the quarter ended September 30, 1999. The operating performance changed from a loss of $107,000 for the fiscal quarter ended September 30, 1998 to a profit of $59,000 for the fiscal quarter ended September 30, 1999.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         On August 9, 1999, the Company filed a Current Report on Form 8-K regarding a corporate reorganization effective April 1, 1999.

         On September 28, 1999, the Company filed a Current Report on Form 8-K dated June 1, 1999, regarding a change in the Company's fiscal year end and the appointment of accountants.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DIVA ENTERTAINMENT, INC.


Date: February 9, 2000                      By: /s/ PETER C. ZACHARIOU
                                                --------------------------------
                                                Peter C. Zachariou, President

                                 EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------

  27            Financial Data Schedule