Form 10QSB/A
period 1999-09-30
DIVA ENTERTAINMENT INC
filed 2000-02-14
CIK 919603

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark one)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ________________ to ______________.

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

                                  YES [X]     NO [ ]

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

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                       9/30/99       6/30/99
                                                     (UNAUDITED)    (AUDITED)
                                                      ---------     ---------
      ASSETS                                              $             $

Current assets
      Cash ......................................            --            --
      Accounts receivable .......................     1,168,321     1,201,860
      Other current assets ......................       341,300       151,599
                                                      ---------     ---------
Total current assets ............................     1,509,621     1,353,459

Property, plant and equipment, net of accumulated
      depreciation of $118,893 and $96,792 at
      September 30, 1999 and June 30, 1999,
      respectively ..............................       365,725       349,316

Other assets
      Goodwill ..................................       546,897       558,872
      Other assets ..............................        39,293        42,775
                                                      ---------     ---------
Total other assets ..............................       586,190       601,647

      Total Assets ..............................     2,461,536     2,304,422
                                                      =========     =========
      LIABILITIES

Current liabilities
      Overdraft .................................       265,289       183,045
      Accounts payable ..........................       637,724       831,467
      Accrued liabilities .......................       207,085       161,242
      Other current liabilities .................     1,439,476     1,195,258
                                                      ---------     ---------
Total current liabilities .......................     2,549,574     2,371,012

Other liabilities
      Debt payable after 12 months ..............       155,645       192,448
                                                      ---------     ---------
      Total Liabilities .........................     2,705,219     2,563,460

      SERIES B REDEEMABLE CONVERTIBLE PREFERRED
      STOCK, $0.001 PAR VALUE, 3,000,000 SHARES
      ISSUED AND OUTSTANDING ....................     3,000,000     3,000,000

      STOCKHOLDERS' DEFICIENCY

Common stock ....................................          5,498         5,498
Paid in capital in excess of par value ..........         50,425        50,425
Series A Convertible Preferred Stock ............      1,150,000     1,150,000
Retained earnings ...............................     (4,449,606)   (4,464,961)
                                                      ----------    ----------
      Total Stockholders' Deficiency ............     (3,243,683)   (3,259,038)
                                                      ----------    ----------
      TOTAL LIABILITIES AND STOCKHOLDERS
      DEFICIENCY.................................      2,461,536     2,304,422
                                                      ==========    ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                       CONSOLIDATED FINANCIAL INFORMATION
                            DIVA ENTERTAINMENT, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                                    THREE MONTHS ENDED
                                                  9/30/99        9/30/98
                                                (UNAUDITED)    (UNAUDITED)
                                                ----------     ----------
                                                    $               $

Revenue ...................................        590,886        384,676

SG&A expenses .............................        562,998        502,280
Amortization of goodwill ..................         11,975         11,975
                                                ----------     ----------
         Operating Profit (Loss) ..........         15,913       (129,579)

Interest expense ..........................            556         11,684
                                                ----------     ----------
         Pre-Tax Profit (Loss) ............         15,357       (141,263)

Income tax expense ........................             --             --
                                                ----------     ----------
         Net Income (Loss) ................         15,357       (141,263)
                                                ==========     ==========
Weighted average number of
common shares outstanding .................      5,498,800      4,721,000

Net income (loss) per share of common stock     $0.00         ($0.03)

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS:

(A)      27   Financial Data Schedule

(B)      Form 8-K:

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

                                              DIVA ENTERTAINMENT, INC.



Date: February 14, 2000                       By: /s/ Peter C. Zachariou
                                                 -------------------------------
                                                 Peter C. Zachariou, President

                                 EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------

  27            Financial Data Schedule