Form 10QSB
period 1999-12-31
DIVA ENTERTAINMENT INC
filed 2000-02-14
CIK 919603

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended      DECEMBER 31, 1999

                                       OR

[   ]             TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ______________ to ____________.

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

                                 (212) 807-6994
                           ---------------------------
                           (Issuer's telephone number)

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

                                               YES   X            NO ____

         The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of January 17, 2000 is 5,498,800.

Transitional Small Business Disclosure Format (check one):
                                               YES _____          NO   X

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                       CONSOLIDATED FINANCIAL INFORMATION
                            DIVA ENTERTAINMENT, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                                12/31/99          6/30/99
                                                                              (UNAUDITED)        (AUDITED)
                                                                              -----------        ---------
         ASSETS                                                                    $                  $

Current assets
      Cash   ..........................................................               --                --
      Accounts receivable..............................................        1,275,068         1,201,860
      Other current assets.............................................          264,292           151,599
                                                                               ---------         ---------
Total current assets...................................................        1,539,360         1,353,459

Property, plant and equipment, net of accumulated
      depreciation of $140,994 and $96,792 at
      December 31, 1999 and June 30, 1999,
      respectively.....................................................          351,919           349,316

Other assets
      Goodwill.........................................................          534,922           558,872
      Other assets.....................................................           39,293            42,775
                                                                               ---------         ---------
Total other assets.....................................................          574,215           601,647

      Total Assets.....................................................        2,465,494         2,304,422
                                                                               =========         =========

      LIABILITIES

Current liabilities
      Overdraft........................................................          188,838           183,045
      Accounts payable.................................................          696,804           831,467
      Accrued liabilities..............................................          282,665           161,242
      Other current liabilities........................................        1,435,829         1,195,258
                                                                               ---------         ---------
Total current liabilities..............................................        2,604,136         2,371,012

Other liabilities
      Debt payable after 12 months.....................................          110,664           192,448
                                                                               ---------         ---------
      Total Liabilities................................................        2,714,800         2,563,460

      SERIES B REDEEMABLE CONVERTIBLE PREFERRED
      STOCK, $0.001 par value, 3,000 shares issued
      and outstanding..................................................        3,000,000         3,000,000



      STOCKHOLDERS' DEFICIENCY

Common stock ..........................................................            5,498             5,498
Paid in capital in excess of par value.................................           50,425            50,425
Series A Convertible Preferred Stock...................................        1,150,000         1,150,000
Accumulated Deficit....................................................       (4,455,229)       (4,464,961)
                                                                               ---------         ---------
      Total Stockholders' Deficiency...................................       (3,249,306)       (3,259,038)
                                                                               ---------         ---------
Total Liabilities and Stockholders' Deficiency.........................        2,465,494         2,304,422
                                                                               =========         =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                       CONSOLIDATED FINANCIAL INFORMATION
                            DIVA ENTERTAINMENT, INC.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                12/31/99         12/31/98             12/31/99         12/31/98
                                              (UNAUDITED)      (UNAUDITED)          (UNAUDITED)      (UNAUDITED)
                                              -----------      -----------          -----------      -----------
                                                    $                $                   $                 $
Revenue................................          561,142          382,758            1,152,028          767,434

SG&A expenses..........................          554,277          532,085            1,117,275        1,034,365
Amortization of goodwill...............           11,975           11,976               23,950           23,951
                                               ---------        ---------            ---------        ---------
         Operating Profit (Loss).......           (5,110)        (161,303)              10,803         (290,882)

Interest expense.......................              514           10,256                1,070           21,940
                                               ---------        ---------            ---------        ---------
         Pre-Tax Profit (Loss).........           (5,624)        (171,559)               9,733         (312,822)

Income tax expense.....................               --               --                   --               --
                                               ---------        ---------            ---------        ---------
         Net Income (Loss).............           (5,624)        (171,559)               9,733         (312,822)
                                               =========        =========            =========        =========
Weighted average number of
common shares outstanding..............        5,498,800        4,721,000            5,498,800        4,721,000

Net income (loss) per
share of common stock..................            $0.00           ($0.04)               $0.00           ($0.07)

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                       CONSOLIDATED FINANCIAL INFORMATION
                            DIVA ENTERTAINMENT, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                                       SIX MONTHS ENDED
                                                                                   12/31/99        12/31/98
                                                                                 (UNAUDITED)      (UNAUDITED)
                                                                                 -----------      -----------
                                                                                      $                 $
Operating activities
         Net income (loss)......................................................     9,733          (312,822)
         Depreciation and amortization..........................................    68,152            54,189
         Change in other net operating assets...................................    41,430           392,678
         Increase in cash overdraft.............................................     5,793            60,941
         Other..................................................................   (78,302)         (129,071)
                                                                                    ------           -------
Net cash provided by (used in)
         operating activities...................................................    46,806            65,915

Investing activities
         Capital expenditures...................................................   (46,806)          (89,776)
                                                                                    ------           -------
Net cash provided by (used in)
         investing activities...................................................   (46,806)          (89,776)

Financing activities............................................................        --                --
                                                                                    ------           -------
Net cash provided by (used in)
         financing activities...................................................        --             --
                                                                                    ------           -------
Increase in cash................................................................        --           (23,861)
Cash at July 1..................................................................        --            23,861
Cash at September 30............................................................        --                --

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

NOTE 2

No income taxes were paid during the three months ended December 31, 1999.

NOTE 3

The effects of non-cash investing and financing activities have been excluded from the statement of cash flows in accordance with SFAS 95.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The revenue for Diva Entertainment, Inc. (the "Company") increased from $383,000 for the fiscal quarter ended December 31, 1998 to $561,000 for the quarter ended December 31, 1999. This is an improvement of 46% and is marginally lower than the 53% gain made in the first quarter of this financial year. As a result, the revenue increased by 50% from $767,000 for the six months ended December 31, 1998 to $1,152,000 for the six months ended December 31, 1999.

         In contrast the SG&A expenses of the Company only increased by 4% from $532,000 for the quarter ended December 31, 1998 to $554,000 for the quarter ended December 31, 1999. This increase is lower than the 12% increase incurred in the first quarter of this financial year. As a result the SG&A expenses only increased by 8% for the six months ended December 31, 1999 compared with the corresponding period in the previous year ($1,117,275 compared with $1,034,365).

         Therefore the net operating loss for the fiscal quarter ended December 31, 1999 is much lower than the net loss for the corresponding period in the previous year ($5,000 compared with $161,000). For the fiscal six months ended December 31, 1999, the Company made an operating profit of $11,000 that contrasts with the operating loss of $291,000 for the corresponding period in the previous year.

         The operating performance of Prima Eastwest Model Management, Inc. ("Prima") in the quarter ended December 31, 1999, showed a significant improvement from the corresponding period in the previous year (a profit of $43,000 compared with a profit of $12,000). The sales were 30% higher, increasing from $228,000 in the quarter ended December 31, 1998 to $297,000 in the quarter ended December 31, 1999 while the SG&A expenses increased by 19% from $204,000 in the quarter ended December 31, 1998 to $242,000 in the quarter ended December 31, 1999. These results are closer to the anticipated performance of Prima compared with the previous quarter when sales were lower than for corresponding periods in previous years. Due to losses in the quarter ended September 30, 1999, the operating profit of Prima for the six months ended December 31, 1999 at $15,000 was lower than for the six months ended December 31, 1998 at $36,000. The revenue for the six months ended December 1999 was $546,000, which is an increase of 21% over the $452,000 revenue for the six months ended December 31, 1998. At the same time, SG&A expenses increased by 29%. These expenses increased from $392,000 in the six months ended December 31, 1998 to $507,000 in the six months ended December 31, 1999. Although these higher expenses are partly due to the new and more expensive rented office, management is reviewing the expenses to ensure that they do not continue to increase at levels so much above inflation without a corresponding increase in productivity and sales.

         Management forecast losses at Que Management, Inc. ("Que") for the first years of operations. However, the results of Que were better than forecast and management believes that many of the initial expenses will not be repeated. Furthermore, Que has already begun working and co-operating closely with Prima to the benefit of both companies. This enabled the Company to make a significant improvement on its Que operations for the quarter ended December 31, 1999 compared with the quarter ended December 31, 1998. The loss declined to $43,000 from $123,000. However this does represent a decline in operations compared with the quarter ended September 30, 1999 when Que had an operating profit of $59,000. Nevertheless Que did perform better for the six months ended December 31, 1999 compared with the six months ended December 31, 1998 (a profit of $16,000 compared with a loss of $230,000) The main reason for the better results in 1999 compared with 1998 is that the revenue increased significantly while the SG&A expenses only experienced modest increases. In the quarter ended December 31, 1999, Que had revenue of $264,000 compared with $158,000 for the fiscal quarter ended December 31, 1998, which is an increase of 67%. At the same time SG&A expenses only increased by 9% from $281,000 for the quarter ended December 31, 1998 to $307,000 for the quarter ended December 31, 1999. In the six months ended December 31, 1999, Que had revenue of $605,000 compared with $319,000 for the six months ended December 31, 1998, which is an increase of 89%. At the same time SG&A expenses only increased by 7% from $549,000 for the six months ended December 31, 1998 to $589,000 for the six months ended December 31, 1999. Management is continuing to emphasize the need to increase revenue with a proportionate increase in SG&A expenses although there can be no guarantee that this can be achieved on a continuing basis.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

                                                DIVA ENTERTAINMENT, INC.

Date: February 11, 2000                         By: /s/ PETER C. ZACHARIOU
                                                   -----------------------------
                                                   Peter C. Zachariou, President

                                 EXHIBIT INDEX

EXHIBIT              DESCRIPTION
-------              -----------
  27                 Financial Data Schedule