Form 10QSB
period 2000-03-31
DIVA ENTERTAINMENT INC
filed 2000-05-22
CIK 919603

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000

                                       OR

[] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to ____________.

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

                                               YES   X            NO _______

         The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of May 17, 2000 is 5,498,800.

Transitional Small Business Disclosure Format (check one):

                                               YES ______         NO   X

                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                       Consolidated Financial Information
                            Diva Entertainment, Inc.

                      Consolidated Condensed Balance Sheet

                                                           3/31/00         6/30/99
                                                         (unaudited)      (audited)
         Assets                                               $               $
Current assets
      Cash .........................................        128,700              --
      Accounts receivable ..........................      1,150,230       1,201,860
      Other current assets .........................        291,565         151,599
                                                         ----------      ----------
Total current assets ...............................      1,570,495       1,353,459

Property, plant and equipment, net of accumulated
      depreciation of $163,095 and $96,792 at
      March 31, 2000 and June 30, 1999,
      respectively .................................        342,416         349,316

Other assets
      Goodwill .....................................        522,947         558,872
      Other assets .................................         39,293          42,775
                                                         ----------      ----------
Total other assets .................................        562,240         601,647

      Total Assets .................................      2,475,151       2,304,422
                                                         ==========      ==========
      Liabilities

Current liabilities
      Overdraft ....................................             --         183,045
      Accounts payable .............................        802,822         831,467
      Accrued liabilities ..........................        276,107         161,242
      Other current liabilities ....................        990,341       1,195,258
                                                         ----------      ----------
Total current liabilities ..........................      2,069,270       2,371,012

Other liabilities
      Debt payable after 12 months .................        116,071         192,448
                                                         ----------      ----------
      Total Liabilities ............................      2,185,341       2,563,460

      Series B Redeemable Convertible Preferred
      Stock, $0.001 par value, 3,000 shares issued
      and outstanding ..............................      3,000,000       3,000,000


      Stockholders' Deficiency

Common stock .......................................          5,498           5,498
Paid in capital in excess of par value .............         50,425          50,425
Series A Convertible Preferred Stock ...............      1,150,000       1,150,000
Series C Convertible Preferred Stock ...............        100,000               0
Accumulated Deficit ................................     (4,016,113)     (4,464,961)
                                                         ----------      ----------
      Total Stockholders' Deficiency ...............     (2,710,190)     (3,259,038)
                                                         ----------      ----------
      Total Liabilities and Stockholder's Deficiency      2,475,151       2,304,422
                                                         ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                       Consolidated Financial Information
                            Diva Entertainment, Inc.

                   Consolidated Condensed Statement of Income

                                          Three Months Ended                Nine Months Ended
                                       3/31/00          3/31/99          3/31/00          3/31/99
                                     (unaudited)      (unaudited)      (unaudited)      (unaudited)
                                     -----------      -----------      -----------      -----------
Revenue ..........................   $   615,271      $   509,738      $ 1,767,299      $ 1,281,239

SG&A expenses ....................       631,829          557,923        1,749,104        1,592,288
Amortization of goodwill .........        11,975           11,974           35,925           35,925
                                     -----------      -----------      -----------      -----------
         Operating Profit (Loss)..       (28,533)         (60,159)         (17,730)        (346,974)

Other income and provisions ......       502,988           14,000          502,988           18,067
Interest expense .................        35,338           15,763           36,408           37,703
                                     -----------      -----------      -----------      -----------
         Pre-Tax Profit (Loss) ...       439,117          (89,922)         448,850         (402,744)

Income tax expense ...............            --               --               --               --
                                     -----------      -----------      -----------      -----------
         Net Income (Loss) .......   $   439,117      $   (89,922)     $   448,850      $  (402,744)
                                     ===========      ===========      ===========      ===========

Weighted average number of
common shares outstanding ........     5,498,800        4,573,667        5,498,800        1,524,556

Net income (loss) per
share of common stock ............         $0.08           $(0.02)           $0.08           $(0.26)

The accompanying notes are an integral part of consolidated financial statements.

                       Consolidated Financial Information
                            Diva Entertainment, Inc.

                 Consolidated Condensed Statement of Cash Flows

                                                    Nine Months Ended
                                                  3/31/00       3/31/99
                                                (unaudited)    (unaudited)
                                                -----------    -----------
                                                      $             $

Operating activities
         Net income (loss) ..................      448,850      (402,744)
         Depreciation and amortization ......      102,227        88,083
         Change in other net operating assets     (207,033)      111,382
         Increase in cash overdraft .........     (183,045)       23,645
         Other ..............................      (72,895)     (355,135)
                                                  --------      --------
Net cash provided by (used in)
         operating activities ...............       88,104       175,501

Investing activities
         Capital expenditures ...............      (59,404)     (199,362)

Net cash provided by (used in)
         investing activities ...............      (59,404)     (199,362)

Financing activities
         convertible preferred stock ........      100,000            --
                                                  --------      --------
Net cash provided by (used in)
         financing activities ...............      100,000            --

Increase in cash ............................      128,700       (23,861)
Cash at July 1 ..............................           --        23,861
Cash at March 31.............................      128,700            --

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

Note 2

No income taxes were paid during the three months ended March 31, 2000.

Note 3

The effects of non-cash investing and financing activities have been excluded from the statement of cash flows in accordance with SFAS 95.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

Three Months Ended March 31, 2000 as Compared to Three Months Ended March 31,
1999

         Revenue increased by approximately $106,000 or 21% from $510,000 for the three months ended March 31, 1999 to $615,000 for the three months ended March 31, 2000. Increased marketing efforts have resulted in the Los Angeles office recovering to the revenue levels previously achieved for corresponding quarters and the New York office continuing its growth from its initial start up in January 1998.

         SG&A expenses increased by $74,000 or 13% from $558,000 for the three months ended March 31, 1999 to $632,000 for the three months ended March 31, 2000. Since the corporate expenses decreased by $32,000, this represents an increase in SG&A expenses by the operating companies in Los Angeles and New York similar to the increase in revenue. This continues to be an area on which management is focusing. Although while the Company is growing there will certainly be some development expenses incurred that will not be repeated, management continues to focus on maintaining costs.

         The Company therefore reduced its operating loss by $32,000 from $60,000 for the three months ended March 31, 1999, to $28,000 for the three months ended March 31, 2000.

         During the three months ended March 31, 2000, a settlement was reached regarding an outstanding loan of $503,000 that was the responsibility of the previous management but for which they had caused Prima Eastwest Model Management, Inc. ("Prima"), the Los Angeles based subsidiary of the Company, to guarantee. Consequently, the provision to pay that debt that had initially been charged against the operating profit of Prima in 1996 has been reversed. For the three months ended March 31, 2000 the Company also accrued an interest charge of $35,000 for a Prima debt that is expected to be settled by the end of the current fiscal year. At the same time, as a result of restructuring the Company did not incur the loan interest of $16,000 that was incurred during the three months ended March 31, 1999.

         As a result, the Company reported operating income of $439,000 for the three months ended March 31, 2000 as compared to a loss of $90,000 for the three months ended March 31, 1999.

Nine Months Ended March 31, 2000 as Compared to Nine Months Ended March 31, 1999

         Revenue increased by approximately $486,000 or 38% from $1,281,000 for the nine months ended March 31, 1999 to $1,767,000 for the nine months ended March 31, 2000. Over 70% of this increase came from the Company's New York office which continues to expand since its start up in January 1998. The increased revenue from the Los Angeles office also reflects a recovery from a first quarter of the current fiscal year when revenues were lower than anticipated and clearly confirms that further improvement is achievable.

         SG&A expenses increased by $157,000 or 10% from $1,592,000 for the nine months ended March 31, 1999 to $1,749,000 for the nine months ended March 31, 2000. Since the corporate expenses decreased by $104,000, this represents an increase in SG&A expenses by the operating companies in Los Angeles and New York of $261,000. Over 60% of these increased SG&A expenses incurred by the operating companies were incurred by the Los Angeles company. While this is partly due to the new and more expensive rented office, management is reviewing the expenses to ensure that they do not continue to increase at levels so much above inflation without a corresponding increase in productivity and revenue. The increase in SG&A expenses in the New York subsidiary corresponds with the increase in revenue.

         The Company therefore reduced its operating loss by $329,000 from $347,000 for the nine months ended March 31, 1999 to $18,000 for the nine months ended March 31, 2000.

         As a result of the restructuring, the Company did not incur the loan interest of $36,000 for the nine months ended March 31, 2000 that was incurred during the nine months ended March 31, 1999. The results for the nine months ended March 31, 2000 do include the reversal of the provision of $503,000 and the interest charge of $35,000 referred to in the report for the three months ended March 31, 2000.

         As a result, the Company reported a profit of $448,000 for the nine months ended March 31, 2000 in contrast to a loss of $403,000 for the nine months ended March 31, 1999.

Liquidity and Capital Resources

         Notwithstanding the significant improvement the Company has made increasing revenues and improving gross margins over the nine months ended March 31, 2000, the Company has a working capital deficit of $499,000. This is an improvement of $519,000 over the working capital deficit of $1,018,000 at June 30, 1999 of which $503,000 came from resolving a liability disputed by the Company enabling it to reverse a provision for that amount. The Company intends to improve working capital by increasing revenue. In addition, the Company may raise additional capital in order to fund existing operations as well as growth although no assurance can be given that it will obtain additional funding.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         In March 2000, the Company sold 100 shares of Series C Convertible Preferred Stock. The shares were sold to an accredited investor in a private transaction exempt from registration under the Securities Act of 1933, as amended. No fees or commissions were paid to brokers in connection with this transaction. The gross proceeds of $100,000 were used for working capital.

Item 6.  Exhibits and Reports on Form 8-K

         On March 2, 2000, the Company filed an amendment to its Current Report on Form 8-K dated April 28, 1999 regarding a corporate reorganization effective April 1, 1999. The purpose of this amendment was simply to incorporate by reference certain financial statements of the business acquired.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                DIVA ENTERTAINMENT, INC.

Date: May 22, 2000                              By: /s/ PETER C. ZACHARIOU
                                                   -----------------------------
                                                   Peter C. Zachariou, President

                                 Exhibit Index

Exhibit       Description
-------       -----------
 27.0         Financial Data Schedule