Form 10KSB
period 2000-06-30
DIVA ENTERTAINMENT INC
filed 2001-07-03
CIK 919603

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark one)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     For the fiscal year ended    June 30, 2000
                              -------------------

                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                   _________________    _________________

                        Commission File No. 2-78335-NY
                                           ------------

                           DIVA ENTERTAINMENT, INC.
                           ------------------------
                (Name of small business issuer in its charter)

           Delaware                                              33-0601498
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

180 Varick Street, 13th Floor, New York, New York                     10014
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number:  (212) 807-6994
                            --------------

Securities registered under Section 12(b) of the Exchange Act:  None


Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           YES ______   NO  X
                                                           ---
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Not applicable

State the issuer's revenues for its most recent fiscal year:  $2,248,745

The aggregate market value of the voting and non-voting equity held by non-affiliates is not determinable since the Company's common stock is not traded.

State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 5,508,800 shares of Common Stock, $.01 par value per share, as of May 4, 2001.

Transitional Small Business Disclosure Format (check one):  YES        NO   X
                                                               _____      -----

                                    PART I
                                    ------

Item 1.   Description of Business
---------------------------------

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

     Since April 28, 1999, the Company has been engaged in the business of owning, operating and managing modeling agencies through its subsidiary Diva Entertainment, Inc., a Florida corporation ("Diva-Florida"), and its subsidiaries - Prima Eastwest Model Management, Inc., a California corporation ("Prima"), and Que Management, Inc., a New York corporation ("Que").

Recent Developments

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

     The merger was contingent upon the Company selling 350 shares of Series A Convertible Preferred Stock at $2,000 per share to private investors. As of the effective date of the merger, 375 shares of Series A Convertible Stock were sold to investors, resulting in $750,000 of gross proceeds to the Company.

     On October 28, 1999, JRCI entered into a corporate combination agreement (the "Agreement") with Providential Securities, Inc. ("Providential"), whereby JRCI will acquire 20,000,000 shares of the issued and outstanding capital stock of Providential in exchange for 30,000,000 shares of the Parent's common stock (the "JRCI Shares"). Under the Agreement, JRCI will effect a 1-for-2 reverse stock split, prior to the consummation of this transaction. It is intended that this transaction shall qualify as a transaction in securities exempt from registration or qualification under the Securities Act of 1933, as amended. The JRCI Shares will be restricted against resale pursuant to the provisions of Federal and state securities laws. The transaction was consummated on January 14, 2000.

     In addition, as a covenant under the Agreement, JRCI has reached an agreement to sell to Havilland Limited, a related entity, all of the shares of the Company owned by JRCI as well as to assign all of its rights, title and interest in an Option Agreement (see Note A-2 and I to the Financial Statements) to Havilland Limited.

     On June 30, 2000, Havilland Limited entered into an agreement with JRCI, now known as Providential Holdings, Inc., whereby the 4,225,000 shares of common stock, 3,000 shares of Series B Redeemable Convertible Preferred Stock and the rights, title and interest in the Option Agreement (see Note I to the Financial Statements) owned by JRCI were exchanged for assignment to and assumption by Havilland of (i) the amounts due by JRCI to officers of the Company and(ii) the amounts due to JRCI from the Company amounting to $94,843 and the return of 135,000 shares of common stock of JRCI owned by Havilland.


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

Services

     Prima is divided into two principal divisions, which are designated "Print" and "Profile." Historically, Prima has retained an experienced manager in the particular field to run each division. Que is managed by two experienced managers in the field of print. The Print divisions of Prima and Que operate in the competitive modeling agency field acting as agents for models and are subdivided into male and female subdivisions. Prima also provides hair, make up and styling services for models, actors, actresses and celebrities through its Profile division. This division not only offers an important service to the Print division, but it also provides Prima with an entry into the celebrity/entertainment field.

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

     For the year ended June 20, 2000, the Print division generated $1,641,000 in management fees, net. During this same period, the Profile division generated $607,000 in management fees, net.

     In September 2000, the manager of the Profile Division left Prima taking with her the entire division, including talent, bookers and related employees. As a result, this Division was shut down from October 2000 through January 2001. Prima subsequently reopened the Profile division after hiring an experienced manager in this particular field. Management expects that over the next 12 months this division will grow to its former size.

Marketing

     The traditional markets for Prima and Que are in the field of print. This includes not only magazines such as Vanity Fair, Glamour, GQ, Mirabella, Cosmopolitan, Allure and Vogue; but also advertising agencies, catalogues; movie production companies such as Universal, Paramount and Warner Brothers; and general industry such as Calvin Klein, Levi's, ABC Television, and the Gianni Versace organization.

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

     While the New York market with the larger firms tends to attract the super models with its major European markets and larger fee income, Los Angeles on the other hand attracts models who are also seeking an entry into the entertainment industry. The entertainment industry dominates the Los Angeles market and Prima is thus able to provide agency services for models to both print and entertainment industry work. The success to date of the Company's Profile division, with its service of both the modeling and celebrity market, combined with the proposed introduction of the Talent and Commercial division at Prima, should enable Prima to compete very effectively in the entertainment and modeling industry. However, there can be no assurance that any such competitive advantage will materialize or be reflected in greater revenues.

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

Employees

     At June 30, 2000, the Company had 21 employees. None of the employees is subject to any collective bargaining agreement. Prima and Que consider their relationships with their employees to be good.

Seasonality

     The Company's business is not effected by seasonality to any significant degree.


Item 2.   Description of Property
---------------------------------

     The Company's current address is 180 Varick Street, 13/th/ Floor, New York, New York 10014. Que leases 3,650 square feet of office space at 180 Varick Street, 13/th/ Floor, New York, New York 10014, pursuant to a lease that expires on December 31, 2002. The rent for this space is approximately $6,000 per month for the calendar year 2001 with rent increasing annually to $6,333.33 per month for the calendar year 2002.

     Prima leases offices at 6100 Wilshire Boulevard, Suite 710, Los Angeles, California 90048, consisting of 2,476 square feet. Prima leases the offices pursuant to a lease that expires on January 15, 2004 at a rent of $4,580.60 per month.

Item 3.   Legal Proceedings
---------------------------

     None.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     None.

                                    PART II
                                    -------

Item 5.   Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

     Management intends to list the Company's common stock on the OTC Bulletin Board. As of this date, the Company's common stock is not trading or listed on any exchange.

     As of June 30, 2000, the Company had 284 holders of record of its Common Stock.

Recent Sales of Unregistered Securities

     In May 1998, Diva-Florida sold 221,000 shares of its Series A Convertible Preferred Stock at a price of $2.00 per share. Commissions of $30,000 were paid in connection with such sales. The proceeds were applied to working capital. Pursuant to the reorganization, which became effective in April 1999, 200,000 of these shares were exchanged for 200 shares of Series A Convertible Preferred Stock of the Company. The balance of 21,000 shares were redeemed by Diva-Florida.

     In January through March 1999, the Company conducted a private offering of 750 shares of Series A Convertible Preferred Stock at a price of $2,000 per share. Diva received $750,000 of the offering proceeds in cash and a subscription for the balance. Commissions of $30,000 were paid in connection with such sales. These proceeds were used to finance capital expenditures and applied to working capital.

     In February 2000, the Company sold 100 shares of Series C Convertible Preferred Stock in consideration for $100,000. The investor was an accredited investor and the shares were sold pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

Dividends

     The Company has not declared any cash dividends with respect to its Common Stock during the prior two years and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.


Item 6.   Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

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

Results of Operations for Fiscal Years ended June 30, 1999 and June 30, 2000

     The fiscal year ended June 30, 1999 ("Fiscal 1999") was one of consolidation at Prima and continued development of the newly formed Que. This had a measure of success as shown by the results of the Company, with Prima making a small operating profit and revenues of Que achieving management targets. Management believes that the full potential of these subsidiaries had not yet been realized. This could only be expected over the forthcoming years, and there is no assurance that the full potential will be realized. The fiscal year ended June 30, 2000 ("Fiscal 2000") was one of continued consolidation with an emphasis on expansion at Que.

     The Company incurred a loss from operations of $218,000 for Fiscal 2000 compared with a loss from operations of $641,000 for Fiscal 1999. The reduction in losses results from continued efforts by management to increase sales and decrease operating costs. The Company's revenues continue to increase and were $2,249,000 in Fiscal 2000 as compared to $1,857,000 in Fiscal 1999. Selling, general and administrative expenses decreased to $2,315,000 in Fiscal 2000 as compared to $2,370,000 in Fiscal 1999. The Company's ability to recognize income attributable to common stockholders during Fiscal 2000 is in large part because of the Company's recognition of other income of $503,000 from the settlement of a litigation matter.

     Prima continued to be successful in reducing its costs thereby decreasing the operating loss from prior periods. During Fiscal 1999, Prima moved its office and during this disruptive period all divisions experienced some loss in sales. Management has recovered those sales in Fiscal 2000. By working very closely with Que in New York, management expects further improvement in sales during the forthcoming years, although there is no assurance that this will happen.

     Que began operations on January 5, 1998 and the Company forecast losses for the first few years. However, the results of Que are encouraging as sales are significantly better than was forecasted and many of the initial expenses will not be repeated. Furthermore Que has already begun working and co-operating closely with Prima to the benefit of both companies.

Trends and Uncertainties

     Prima and Que each continue to seek to expand and increase their customer bases and operating revenues. In doing so it is probable that the Company's administrative expenses and overhead, are likely to increase in future periods. The continuation of obtaining additional types of business and markets is uncertain and the continued success of any of the Company's new marketing strategies for generating revenue is uncertain.

Liquidity and Capital Resources

     On June 30, 2000, the Company had a working capital deficit of $455,000 as compared to a working capital deficit of $1,017,553 on June 30, 1999. The Company requires capital resources as the operating companies must pay their modeling talent soon after services are rendered. While the accounts receivable for these operating companies are generally due in 30 days, they are usually collected within 60 to 120 days.

     The Company expects that the working capital cash requirements over the next 12 months will be generated from operations and the balance of the private offering. However, the Company anticipates opening model agencies in additional areas in the future. Assuming the Company does not open additional model agencies in the next 12 months, there are no plans for any significant capital expenditure.

     In January through March 1999, the Company conducted a private offering of 750 shares of Series A Convertible Preferred Stock. In addition, in February 2000, the Company received $100,000 from the sale of Series C Convertible Preferred Stock. These proceeds have been applied to working capital. The Company has no commitments for additional funding and no assurance can be given that it will obtain additional funding.

Item 7.   Financial Statements
------------------------------

     The Financial Statements are attached to this Report.

Item 8.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
          Financial Disclosure
          --------------------

     Effective July 31, 2000, the Company changed its independent auditor from Marcum & Kliegman, LLP to Grant Thornton LLP. The Company's financial statements prepared by Marcum and Kliegman for either of the past two years contained no adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, scope or accounting principle. The decision to change the accountants was recommended by the Company's Board of Directors. There were no disagreements with Marcum and Kliegman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Marcum and Kliegman's satisfaction, would have caused Marcum and Kliegman to make reference to the subject matter of the disagreement in connection with Marcum and Kliegman's report.

                                   PART III
                                   --------

Item 9.   Directors, Executive Officers, Promoters and Control Persons,
-------   -------------------------------------------------------------
          Compliance with Section 16(a) of the  Exchange Act
          --------------- ----------------------------------

     The following table sets forth certain information with respect to the Directors and Executive Officers of the Company.


Name               Age  Position
----               ---  --------

Peter Zachariou     39  President, Chairman of the Board and Treasurer

David Lean          54  Principal Accounting Officer, Acting Secretary
                          and Director

     Directors are elected at the annual meeting of shareholders and hold office until the following annual meeting and until their successors are elected and qualified. All Executive Officers serve at the discretion of the Board of Directors.

     Peter Zachariou has been President and Chairman of the Board of Diva since April 1999. In addition, since June 1998, Mr. Zachariou has been President and a Director of ASD Group, Inc., a public company providing contract manufacturing and engineering services to original equipment manufacturers. From June 1995 through January 2000, Mr. Zachariou held various positions with J R Consulting, Inc. ("JRCI"), a public company now known as Providential Holdings, Inc. For at least the preceding five years, Mr. Zachariou has been a private investor.

     David Lean has been the Principal Accounting Officer, Acting Secretary and a Director of the Company since April 1999. From August 1995 through January 2000 Mr. Lean also held various positions with JRCI. For at least the preceding five years, Mr. Lean has also been a managing Director of a United Kingdom subsidiary of a Canadian mining company.

     The Company's securities are not registered under Section 12(g) of the Exchange Act. Accordingly, the Directors and Executive Officers of the Company are not required to file reports under Section 16(a) of that Act.

Item 10.  Executive Compensation
--------------------------------

     No Director or Executive Officer of the Company received any cash compensation during the fiscal year ended June 30, 2000. Peter Zachariou and David Lean spend part time on the business of the Company.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 16, 2001, by each Director, Executive Officer and any person known to the Company to own beneficially more than 5% of the Company's Common Stock and by all Directors and Executive Officers of the Company as a group.

Name and Address                 Shares of Common Stock          Percent
of Beneficial Owner              Beneficially Owned              Owned (1)
-------------------              ----------------------          ---------
Havilland Limited/(1)/                 4,225,000                    76.8%
180 Varick Street, 13th Floor
New York, New York 10014

Peter Zachariou/(1)(2)/                4,225,000                    76.8%
180 Varick Street, 13th Floor
New York, New York 10014

________________________

     (1) Does not include the shares of common stock issuable upon conversion of the Series B Redeemable Convertible Preferred Stock or the effect of the Option Agreement between Havilland Limited and Diva Entertainment, Inc. See "Certain Transactions".

     (2) Represents the shares held by Havilland Ltd. for which Peter Zachariou is deemed to the beneficial owner.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     Peter Zachariou, Chairman of the Board, President and Treasurer of the Company has from time to time made cash advances to the Company. The advances are unsecured, payable on demand and interest free. The largest aggregate amount of the advances made by Mr. Zachariou during Fiscal 2000, was $700,000. The outstanding amount of such advances as at June 30, 2000 was $462,000.

     On June 30, 2000, Havilland Limited entered into an agreement with JRCI, now known as Providential Holdings, Inc., whereby the 4,225,000 shares of common stock, 3,000 shares of Series B Redeemable Convertible Preferred Stock and the rights, title and interest in the Option Agreement (see Note I to the Financial Statements) owned by JRCI were exchanged for assignment to and assumption by Havilland of (i) the amounts due by JRCI to officers of the Company and (ii) the amounts due to JRCI from the Company amounting to $94,843 and the return of 135,000 shares of common stock of JRCI owned by Havilland.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a)  Exhibits

     2.1 Agreement and Plan of Reorganization, dated December 30, 1999 between Registrant, Diva Entertainment, Inc., Diva Acquisition Corp. and J R Consulting, Inc. (1)
     3.1  Certificate of Incorporation. (2)
     3.2  By-laws. (2)
     3.3 Amendment to Certificate of Incorporation changing name to Diva Entertainment, Inc. (1)
     3.4  Certificate of Designation - Series A Convertible Preferred Stock.
     3.5 Certificate of Designation - Series B Redeemable Convertible Preferred Stock.
     3.6  Certificate of Designation - Series C Convertible Preferred Stock.
     21.1 List of subsidiaries.
  _______________________________

(1) Incorporated by reference to the exhibit of same number filed with the Company's Form 8-K dated April 28, 2000 and filed August 9, 2000.
(2) Incorporated by reference to the exhibit of same number filed with the Company's registration statement on Form 10-SB, File No. 0-23506.

(b) Form 8-K

     On August 9, 1999, the Company filed a Current Report on Form 8-K regarding its acquisition, through reverse subsidiary merger, of Diva Entertainment, Inc., a Florida corporation that owns Prima and Que. The Current Report was dated April 28, 1999, the date the Agreement was executed. The acquisition was effective April 1, 1999.

     On September 28, 1999, the Company filed a Current Report on Form 8-K regarding the appointment of its accountants effective June 1, 1999.

     On March 2, 2000, the Company filed a Current Report on Form 8-K supplying the financial statements required in connection with the Current Report filed August 9, 1999 dated April 28, 1999 effective April 1, 1999.

     On August 15, 2000, the Company filed a Current Report on Form 8-K dated July 31, 2000 regarding a change in accountants.

     On March 9, 2001, the Company filed a Form 8-K/A dated July 31, 2000, amending the original Form 8-K regarding a change in the accountants.

                                  SIGNATURES
                                  ----------

     In accordance with Section 13 or 15 (d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DIVA ENTERTAINMENTI INC.


Date: June 5, 2001                      By:  /s/ Peter C. Zachariou
                                           ----------------------------------
                                             Peter C. Zachariou, President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


SIGNATURE                     TITLE                         DATE

   /s/ Peter Zachariou
--------------------------
PETER C. ZACHARIOU            President/Principal           June 3, 2001
                              Executive and Director


    /s/ David Lean
--------------------------
DAVID LEAN                    Principal Accounting          June 3, 2001
                              Officer and Director



Supplemental Information to be Furnished with Reports Filed Pursuant to Section
              15(d) of the Exchange Act by Non-Reporting Issuers.

     No annual report or proxy material has been sent to security holders nor are such materials anticipated to be sent, with the exception of this Annual Report on Form 10-KSB.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            Page
                                                            ----

Report of Independent Certified Public Accountants          F-2

Independent Auditors' Report                                F-3

Financial Statements

   Consolidated Balance Sheet                               F-4

   Consolidated Statements of Operations                    F-6

   Consolidated Statement of Stockholders' Deficiency       F-7

   Consolidated Statements of Cash Flows                    F-8

   Notes to Consolidated Financial Statements               F-9 - F-21


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Stockholders
Diva Entertainment, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Diva Entertainment, Inc. and Subsidiaries (the "Company") as of June 30, 2000, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diva Entertainment, Inc. and Subsidiaries as of June 30, 2000, and the consolidated results of their operations and their consolidated cash flows for the year ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.


GRANT THORNTON LLP


New York, New York
October 12, 2000

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Diva Entertainment, Inc. and Subsidiaries


We have audited the accompanying consolidated statement of operations, changes in stockholders' deficiency and cash flows of Diva Entertainment, Inc. and Subsidiaries for the year ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Diva Entertainment, Inc. and Subsidiaries for the year ended June 30, 1999, in conformity with generally accepted accounting principles.

As disclosed in Note A to the financial statements, the Company restated its 1999 financial statements to reflect the issuance of $3,000,000 of Series B Preferred Stock as permanent equity instead of temporary equity.


MARCUM & KLIEGMAN, LLP


Woodbury, New York
December 15, 1999, except for Note A-15
  which is dated April 24, 2001

                   Diva Entertainment, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEET

                                 June 30, 2000


                                    ASSETS

CURRENT ASSETS
 Cash                                                                    $   22,675
 Accounts receivable - net of allowance for doubtful accounts
   of $105,153                                                            1,014,724
 Prepaid expenses and other current assets                                   28,635
 Employee advances                                                           16,736
                                                                         ----------

          Total current assets                                            1,082,770


PROPERTY AND EQUIPMENT, net of accumulated
 depreciation and amortization                                              279,597


OTHER ASSETS
 Goodwill, net of accumulated amortization                                  510,973
 Security deposits                                                           39,293
                                                                         ----------

          Total other assets                                                550,266
                                                                         ----------

          Total assets                                                   $1,912,633
                                                                         ==========


The accompanying notes are an integral part of this statement.

                   Diva Entertainment, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEET

                                 June 30, 2000


                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Cash overdraft                                                                 $   242,412
 Accounts payable - talents                                                         575,727
 Accounts payable - other                                                           254,907
 Dividends payable                                                                  182,934
 Accrued expenses and other current liabilities                                     187,079
 Due to parent                                                                       94,843
                                                                                -----------

          Total current liabilities                                               1,537,902

OTHER LIABILITIES
 Due to officers                                                                    461,939
                                                                                -----------

          Total liabilities                                                       1,999,841

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Series A convertible preferred stock, $.001 par value, 575
   shares issued and outstanding                                                  1,150,000
 Series B redeemable convertible preferred stock, $.001 par
   value; 3,000 shares issued and outstanding                                     3,000,000
 Series C convertible preferred stock, $1,000 par value; 100
   shares issued and outstanding                                                    100,000
 Common stock, $0.001 par value; 20,000,000 shares
   authorized; 5,498,800 shares issued and
   outstanding in 2000 and 1999                                                       5,498
 Additional paid-in capital                                                          50,425
 Accumulated deficit                                                             (4,393,131)
                                                                                -----------

          Total stockholders' deficiency                                            (87,208)
                                                                                -----------

          Total liabilities and stockholders' deficiency                        $ 1,912,633
                                                                                ===========

The accompanying notes are an integral part of this statement.

                   Diva Entertainment, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                              Year ended June 30,

                                                     2000            1999
                                                   ----------     ----------
                                                                  (restated)
Revenue
  Management fees, net                             $2,248,745     $1,856,633

Operating expenses
  Selling, general and administrative expenses      2,315,313      2,369,583
  Depreciation and amortization                       151,421        127,635
                                                   ----------     ----------
         Total operating expenses                   2,466,734      2,497,218
                                                   ----------     ----------
         Loss from operations                        (217,989)      (640,585)
                                                   ----------     ----------

Other income (expense)
  Litigation settlement                               502,988              -
  Interest expense                                    (30,300)        (1,020)
  Loss on sale of studio                                    -        (47,819)
  Miscellaneous income (expense)                           68       (140,512)
                                                   ----------     ----------

         Total other income (expense)                 472,756       (189,351)
                                                   ----------     ----------

         Net income (loss)                         $  254,767     $ (829,936)
                                                   ==========     ==========

         Dividends                                    160,437         22,500

         Income (loss) attributable to common
          stockholders                             $   94,330     $ (852,436)
                                                   ==========     ==========

Basic income (loss) per share                      $      .02     $     (.16)
                                                   ==========     ==========

Weighted-average common stock outstanding           5,498,800      5,498,800
                                                   ==========     ==========

Diluted income (loss) per share                    $      .02     $     (.16)
                                                   ==========     ==========

Weighted-average common stock outstanding           5,498,800      5,498,800
                                                   ==========     ==========





The accompanying notes are an integral part of these statements.

                   Diva Entertainment, Inc. and Subsidiaries
    Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                      Years ended June 30, 1999 and 2000

                                        Series A                 Series B                 Series C                Common Stock
                                     Preferred Stock          Preferred Stock          Preferred Stock
                                ------------------------ ------------------------- ------------------------
                                   Shares       Amount      Shares       Amount      Shares        Amount     Shares       Amount
                                -----------  ----------- -----------  ------------ -----------  ----------- ----------  -----------
Balance - June 30, 1998
(Restated)                              200  $   400,000                                                    $5,498,800  $     5,498
Private placement offering of
   375 shares of Series A
   Convertible Preferred
   Stock                                375  $   750,000
Conversion of debt into Series
   B Redeemable Convertible
   Preferred Stock                                             3,000  $  3,000,000
Realized loss on marketable
   securities

Accrued dividends on Preferred
   Stock
Net loss
                                -----------  ----------- -----------  ------------ -----------  ----------- ----------  -----------
Other comprehensive income
Balance - June 30, 1999
(Restated)                              575    1,150,000       3,000     3,000,000           -            -  5,498,800        5,498
                                -----------  ----------- -----------  ------------ -----------  ----------- ----------  -----------

Issuance of 100 shares of Series
   C Convertible Preferred
   Stock                                                                                   100  $   100,000
Accrued dividends on Preferred
   Stock

Net income
                                -----------  ----------- -----------  ------------ -----------  ----------- ----------  -----------
and other comprehensive income
Balance - June 30, 2000                 575  $ 1,150,000       3,000  $  3,000,000         100  $   100,000  5,498,800  $     5,498
                                ===========  =========== ===========  ============ ===========  =========== ==========  ===========

                                                        Accumulated
                                      Additional           Other                               Total
                                        Paid-in        Comprehensive      Accumulated      Stockholders'       Comprehensive

                                        Capital            Income           Deficit          Deficiency           Income
                                     -------------   ----------------   ---------------   -----------------   ----------------
Balance - June 30, 1998
(Restated)                           $      50,425   $        (42,947)  $    (3,635,025)  $      (3,222,049)
Private placement offering of
   375 shares of Series A
   Convertible Preferred
   Stock                                                                                            750,000
Conversion of debt into Series
   B Redeemable Convertible
   Preferred Stock                                                                                3,000,000
Realized loss on marketable
   securities                                        $         42,947                                42,947             42,947

Accrued Dividends on
   Preferred Stock                                                              (22,500)            (22,500)
Net loss
                                                                               (829,936)           (829,936)          (829,936)
                                     -------------   ----------------   ---------------   -----------------   ----------------
Other comprehensive income                                                                                            (786,989)
Balance - June 30, 1999
(Restated)                                  50,425                  -        (4,487,461)           (281,538)                 -
                                     -------------   ----------------   ---------------   -----------------   ----------------
Issuance of 100 shares of Series
   C Convertible Preferred
   Stock                                                                                            100,000
Accrued dividends on Preferred
   Stock                                                                       (160,437)           (160,437)

Net income and other comprehensive
    income                                                                      254,767             254,767   $        254,767
                                     -------------   ----------------   ---------------   -----------------   ================

Balance - June 30, 2000              $      50,425   $              -   $    (4,393,131)  $         (87,208)
                                     =============   ================   ===============   =================

The accompanying notes are an integral part of this statement.

                   Diva Entertainment, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Year ended June 30,

                                                                                             2000                  1999
                                                                                          ----------            ----------
Cash flows from operating activities
    Net income (loss)                                                                      $ 254,767             $(829,936)
                                                                                           ---------             ---------
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities
      Depreciation and amortization                                                          151,421               127,635
      Loss on sale of marketable securities                                                        -                42,947
      Loss on sale of studio                                                                       -                47,819
      Disposal of equipment                                                                        -                13,076
      (Increase) decrease in assets
         Accounts receivable                                                                 187,136              (631,176)
         Prepaid expenses and other current assets                                             3,059               (26,603)
         Security deposits                                                                    39,500                (4,681)
      Increase (decrease) in liabilities
      Accounts payable - talent                                                                6,016               325,516
      Accounts payable - other                                                                22,816                38,291
      Accrued expenses and other current liabilities                                          25,837               (84,198)
      Litigation reserves                                                                   (502,988)               89,837
                                                                                           ---------             ---------
              Total adjustments                                                              (67,203)              (61,537)
                                                                                           ---------             ---------
              Net cash provided by (used in) operating activities                            187,564              (891,473)
                                                                                           ---------              --------
Cash flows from investing activities
    Purchases of property and equipment                                                      (63,468)             (160,656)
    Advances to employees                                                                     (2,107)              (14,629)
    Collections on note receivable                                                                 -                39,821
    Proceeds from sale of marketable securities                                                    -                32,171
                                                                                           ---------             ---------
              Net cash used in investing activities                                          (65,575)             (103,293)
                                                                                           ---------             ---------
Cash flows from financing activities
    Cash overdraft                                                                            59,367               131,702
    (Repayment of) proceeds from officers' loans, net                                       (237,706)              (90,614)
    Advances to parent, net                                                                  (20,975)             (289,354)
    Proceeds from private placement offering, net                                            100,000               708,000
    Advances from related parties                                                                  -               511,172
                                                                                           ---------             ---------
              Net cash (used in) provided by financing activities                            (99,314)              970,905
                                                                                           ---------             ---------
              Net increase (decrease) in cash                                                 22,675               (23,681)

Cash at beginning of year                                                                          -                23,861
                                                                                           ---------             ---------
Cash at end of year                                                                        $  22,675             $       -
                                                                                           =========             =========
Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                                                 $  30,300             $   1,020
                                                                                           =========             =========

The accompanying notes are an integral part of these statements.

                   Diva Entertainment, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 2000 and 1999

NOTE A - COMPANY BACKGROUND AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES

     1.  Company Background - Organization and Nature of Business and Liquidity

     Diva Entertainment, Inc. (formerly known as Quasar Projects Company) ("Diva-Delaware" or the "Company"), which is primarily a holding company, was incorporated in the State of Delaware in December 1992.

     On April 3, 1998, JR Consulting, Inc. ("JRCI") formed Diva Entertainment, Inc., a Florida corporation and holding company ("Diva-Florida"). On May 1, 1998, Diva-Florida issued 4,500,000 shares of common stock to JRCI in exchange for 100% of the outstanding common stock of Prima Eastwest Model Management, Inc. ("Prima") and Que Management Inc. ("Que"). The shares issued were valued at the historical cost of JRCI's investment in Prima and Que.

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

     Prima was incorporated in the State of California on January 29, 1996 and Que was incorporated in the State of New York on December 29, 1997. Prima and Que are in the business of providing management services to models and talents in the entertainment industry, primarily in California and New York.

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

                   Diva Entertainment, Inc. and Subsidiaries

                            June 30, 2000 and 1999

     The Company continues to sustain substantial losses from operations, which has adversely affected the Company's liquidity. The Company has obtained significant advances from an officer (Note F) and proceeds from the issuance of Series C Preferred Stock (see Note I) to assist in the payment of trade payables. The Company also plans to continue to expand its customer base and to reduce operating expenses. Although there can be no assurance that these measures will be successful, the Company believes that future operations will provide sufficient liquidity to fund current operations.

     2.  Corporate Combination Agreement

     On October 28, 1999, JRCI entered into a corporate combination agreement (the "Agreement") with Providential Securities, Inc. ("Providential"), whereby JRCI acquired 20,000,000 shares of the issued and outstanding capital stock of Providential in exchange for 30,000,000 shares of JRCI's common stock (the "JRCI Shares"). Under the Agreement, JRCI effected a 1-for-2 reverse stock split, prior to the consummation of this transaction. It is intended that this transaction shall qualify as a transaction in securities exempt from registration or qualification under the Securities Act of 1933, as amended. The JRCI Shares will be restricted against resale pursuant to the provisions of Federal and state securities laws. The transaction was consummated on January 14, 2000.

     In addition, as a covenant under the Agreement, JRCI was required an agreement to sell to Havilland Limited, a related entity, all of the shares of Diva-Delaware owned by JRCI as well as to assign all of its rights, title and interest in an Option Agreement (see Note J) to Havilland Limited.

     On June 30, 2000, Havilland Limited entered into an agreement with JRCI, now known as Providential Holdings, Inc., whereby the 4,225,000 shares of common stock, 3,000 shares of Series B Redeemable Convertible Preferred Stock and the rights, title and interest in the Option Agreement (see Note I) owned by JRCI were exchanged for assignment to and assumption by Havilland of the amounts due by JRCI to officers of the Company, the amounts due to JRCI from the Company amounting to $94,843 and the return of 135,000 shares of common stock of JRCI owned by Havilland.

     3.  Principles of Consolidation

     The consolidated financial statements include the accounts of Diva-Delaware, Diva-Florida and Diva-Florida's wholly-owned subsidiaries, Prima and Que, collectively referred to as the "Company". All significant intercompany transactions have been eliminated in consolidation.

                   Diva Entertainment, Inc. and Subsidiaries

                            June 30, 2000 and 1999

     4.  Revenue Recognition

     The Company recognizes management revenue upon completion of the service by the model and talents.

     5.  Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are computed on the straight-line and accelerated methods, in amounts sufficient to relate the cost of the depreciable assets to operations over their estimated service lives, which range from 5 to 7 years. The cost of leasehold improvements is amortized over the life of the lease or the estimated useful life of the improvements, whichever is less.

     6.  Use of Estimates in the Financial Statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those conditions could affect the Company's estimate. In the fourth quarter of fiscal 2000, the Company recorded an adjustment to accounts receivable of approximately $283,000 relating to various sales adjustments and the recording of an allowance for sales allowances.

     7.  Fair Value of Financial Instruments

     The carrying amounts of cash, accounts receivable, accounts payable and current debt and due to officer amounts approximate fair value, principally because of the short-term maturity of these items. Due to officer included in other liabilities is a stated amount based on the face amount borrowed from the officer; it is not practical to estimate its fair market value because the amount is due with a related party and to determine its fair value would require incurring excessive costs.

     8.  Intangible Assets

     Intangible assets (predominately goodwill which represents the cost in excess of net assets of businesses acquired) are recorded and amortized over fifteen years using the straight-

                   Diva Entertainment, Inc. and Subsidiaries

                            June 30, 2000 and 1999

line method. At each balance sheet date, the Company evaluates the recoverability of goodwill based on expectations of nondiscounted cash flows. If the sum of the nondiscounted cash flows is less than the carrying amount of all assets, including intangible assets, the Company recognizes an impairment loss. The Company believes no material impairment to goodwill exists at June 30, 2000.

     9.  Stock-Based Compensation

     The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which permits the Company to account for stock option grants in accordance with APB Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Under APB No. 25, compensation expense is recorded when the exercise price of the Company's employee stock option is less than the market price of the underlying stock at the date of grant. At June 30, 2000 there are no options issued and outstanding.

     10. Comprehensive Income

     The Company records comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 requires unrealised gains and losses in investments available for sale to be included in other comprehensive income. The components of comprehensive income and the effect on earnings for the year ended June 30, 1999 is detailed in the Company's accompanying consolidated statement of shareholders' equity. The assets relating to the balance in other comprehensive income were sold during the year ended June 30, 1999.

     11. Earnings Per Share

     Basic earnings per share amounts have been computed using the weighted-average number of common and common equivalent shares outstanding during each year. Diluted earnings per share amounts have been computed using the weighted-average number of common and common equivalent shares and the dilutive potential common outstanding during each year. For the year ended June 30, 1999, convertible preferred stock has been excluded from the calculation of diluted income (loss) per share as its effect would have been antidilutive. For the year ended June 30, 2000, convertible preferred stock has been excluded from the calculation of diluted income per share since, the number of common shares the preferred stock is convertible into is not known, because the conversion is dependent on the market value of the common stock. At June 30, 2000, there is no market value of the common stock, since it is not currently trading on any stock exchange.

                   Diva Entertainment, Inc. and Subsidiaries

                            June 30, 2000 and 1999

     A reconciliation between basic and diluted earnings per share is as follows:

                                                                             Year ended June 30,
                                                                   ------------------------------------

                                                                        2000                 1999
                                                                     ----------           ----------
     Basic Earnings Per Share
     Income (loss) attributable to common stockholders               $   94,330           $ (852,436)
     Basic common shares                                              5,498,800            5,498,800
     Basic earnings (loss) per share                                 $     0.02           $    (0.16)

     Diluted Earnings Per Share
     Income (loss) attributable to common stockholders               $   94,330           $ (852,436)
     Basic common shares                                              5,498,800            5,498,800
     Plus impact of convertible preferred stock                               -                    -
     Diluted common shares                                            5,498,800            5,498,800
     Diluted earnings (loss) per share                               $      .02           $    (0.16)

     13. New Accounting Pronouncement

     In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued. This standard establishes new accounting and reporting standards requiring that every derivative financial instrument be recorded in the balance sheet as either assets or liabilities and measured at fair value. SFAS No. 133 requires that changes in the derivative's fair value should be recognized currently in earnings unless specific hedge accounting criteria are met.
Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedge item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accurately.

     SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The effect of adopting this standard is not expected to have a material effect on the Company's financial position or results of operations, since the Company did not have any derivative instruments at June 30, 2000.

     14. Reclassification

     Certain reclassifications have been made to prior year amounts to conform to the June 30, 2000 presentation.

     15. Restatement

     The financial statements of the Company for the year ended June 30, 1999 were previously filed on Form 10-KSB on February 4, 2000. The financial statements included herein are restated to reflect the reclassification of $3,000,000 of Series B Preferred Stock as permanent equity. The Series B Preferred Stock had previously been classified as temporary equity.

                   Diva Entertainment, Inc. and Subsidiaries

                            June 30, 2000 and 1999

NOTE B - MARKETABLE SECURITIES

     At June 30, 1998, management had classified all their equity securities as available-for-sale securities, which were reported at fair market value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income. Gains and losses on the sale of securities were recognized on a specific identification basis. The Company also had realized losses in fiscal 1999 of $42,947, resulting from sales of securities during the period that was adjusted against accumulated other comprehensive income.

NOTE C - NOTE RECEIVABLE

     In December 1997, Prima entered into an asset purchase agreement (the "Agreement") with an unrelated third party to sell certain assets and liabilities of the studio for $329,203, resulting in a gain of $217,238. The selling price consists of cash payments and note receivable with interest at 8% per annum. At June 30, 1999, the Company forgave the outstanding balance of $47,819 and recorded the amount as a loss on sale of the studio (see Note H).

NOTE D - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following :

                                                                                           Amount
                                                                                          --------
          Office equipment and fixtures                                                   $216,516
          Leasehold improvements                                                           263,395
                                                                                          --------

                                                                                           479,911

          Less accumulated depreciation and amortization                                   200,313
                                                                                          --------

          Property and equipment, net                                                     $279,598
                                                                                          ========

     Depreciation and amortization expense for the years ended June 30, 2000 and 1999 was $103,522 and $79,732, respectively.

NOTE E - GOODWILL

     Prima has recorded goodwill resulting from a business combination, which is being amortized on the straight-line method over fifteen years. Accumulated amortization at June 30,

                   Diva Entertainment, Inc. and Subsidiaries

                            June 30, 2000 and 1999

2000 and 1999 was $207,572 and $159,673, respectively. Amortization expense for both of the years ended June 30, 2000 and 1999 amounted to approximately $48,000.

NOTE F - RELATED PARTY TRANSACTIONS

     Due to Officer

     The amounts due to an officer of the Company amounted to $461,939 at June 30, 2000 represent advances made which are noninterest-bearing. The officer has agreed not to demand payment prior to July 2, 2001.


     Due to Parent (JRCI)

     The amount due to JRCI of $94,843 at June 30, 2000 represents net advances made to the Company by JRCI, which are noninterest-bearing and are due on demand. In connection with the Corporate Combination Agreement (see Note A-2) such amounts are now due to Havilland.

NOTE G - INCOME TAXES

     In fiscal 2000, no Federal, state and local tax expense was recorded as a result of the expected benefit of approximately $120,000, for the utilization of a portion of the net operating loss ("NOL") carryforwards. In fiscal 1999, no Federal, state or local income tax expense was recorded due to the net loss incurred. Differences between the income tax expense (benefit) computed at the Federal statutory rate (34%) and reported income taxes (benefit) for 2000 and 1999 are primarily attributable to the valuation allowance of the NOL carryforwards.

     The following is a reconciliation of the statutory Federal income tax rate to the effective rate reported in the financial statements:

                                                                           Year ended June 30,
                                                                     -----------------------------
                                                                            2000            1999
                                                                       ---------       ---------
     Provision (benefit) for Federal income taxes at the
            statutory rate                                             $  86,620       $(282,178)

     State and city income taxes, net of Federal income tax
             benefit                                                      16,815         (54,776)

     Valuation allowance for deferred taxes                                    0       $(336,952)
     Utilization of NOL carryforwards                                   (103,435)              0
                                                                       ---------       ---------
             Actual provision (benefit) for income taxes               $       0       $       0
                                                                       =========       =========

                   Diva Entertainment, Inc. and Subsidiaries

                            June 30, 2000 and 1999

     Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws, and relate primarily to the NOL carry forward and the allowance for doubtful accounts and sales allowances. The Company has established a full valuation allowance against the deferred tax assets due to the uncertainty of the Company's ability to generate sufficient future taxable income to ensure the realization of the tax benefits related primarily to the NOL carryforwards.

     The following is a summary of the items giving rise to deferred tax assets at June 30, 2000

          Current
            Allowance for doubtful accounts and sales
               allowances                                               $   165,000
          Long-term
            Net operating loss carry forward                              1,486,000
                                                                        -----------

          Total deferred tax assets                                       1,651,000

          Less valuation allowance                                       (1,651,000)
                                                                        -----------

          Net deferred tax asset                                        $         -
                                                                        ===========

     The Company has estimated NOL carryforwards of approximately $3,700,000 available for Federal, state and local income tax purposes expiring in various years through June 2017. The Company has failed to file corporate tax returns since the change in control (Notes A-1 and A-2) and therefore has estimated the amount of the NOL carryforwards. The Company's ability to utilize these NOL carryforwards to offset future taxable income is significantly limited due to changes in control as defined in Section 382 of the Internal Revenue Code.

NOTE H - COMMITMENTS AND CONTINGENCIES

     1.  Leasing Arrangements

     The Company leases its New York office and Los Angeles office through five-year noncancellable lease agreements expiring at various dates through December 2003, respectively.

                   Diva Entertainment, Inc. and Subsidiaries

                            June 30, 2000 and 1999

     Future minimum rental commitments under the above noncancellable operating leases as of June 30, 2000 are as follows:

                    Year ending June 30,                                 Amount
                    --------------------                               ---------

                    2001                                               $127,679
                    2002                                                129,860
                    2003                                                 92,967
                    2004                                                 27,484
                                                                       --------

                                                                       $377,990
                                                                       ========

     Rent expense for the years ended June 30, 2000 and 1999 was $136,960 and $98,699, respectively.

     2.  Contingency

     In December 1997, Prima entered into an Agreement with an unrelated third party to sell certain assets and liabilities. Pursuant to this agreement, Prima assigned the studio lease to the buyer. The future commitments under the lease at June 30, 2000 of approximately $700,000 are payable by the third party through October 2007. Prima is contingently liable for these commitments in case the buyer is in default of such payments.


     3.  Litigation Settlement

     Prima was named as a defendant in an action filed by a bank in February 1997. The bank was seeking to enforce the terms of certain promissory notes allegedly guaranteed by Prima and collateralised by substantially all assets of Prima. At the time of the commencement of the action, the balance was $502,988 together with interest thereon from January 30, 1997. On May 6, 1999, a judgment was entered against the defendants in this matter, including Prima. However, the judgment provides that, to the extent Prima is required to pay any sums to the bank, Prima is entitled to a judgment against Edward Stein, a co-defendant. Since Prima could not determine whether the co-defendant has sufficient assets to reimburse Prima for any potential loss, Prima established a reserve of $502,988.

     On October 29, 1999, the Company entered into an amended and restated settlement agreement with Edward Stein, whereby Edward Stein agreed to pay the bank the amount necessary to settle the claim and obtain a Satisfaction of Judgment. In December 1999, Edward Stein paid off the obligation to the bank. Subsequent to the payment of the obligation, the bank released the Company from any obligation in connection with the claim. For the year ended June 30, 2000, the Company has recorded the reversal of the reserve establish in 1999 in "Other income - litigation settlement" in the statement of operations.

                   Diva Entertainment, Inc. and Subsidiaries

                            June 30, 2000 and 1999

     4.  Late Filings

     The Company was required to file the Form 10-KSB timely. The Company intends to file its Form 10-KSB in the near future. Management believes that the late filing will not have a material adverse effect on the financial position of the Company.

NOTE I - PREFERRED STOCK

     The Company has authorized 1,000,000 shares of $0.001 par value preferred stock. At June 30, 2000, 575, 3,000 and 100 shares of Series A, B and C preferred stock are issued and outstanding, respectively.

     1.  Series A Convertible Preferred Stock

     In May 1998, Diva-Florida commenced a private placement offering of its common stock, wherein it proposed to sell up to 500,000 shares of common stock at a price of $2.00 per share. As of June 30, 1998, 221,000 shares of common stock were sold for $442,000. These shares were subscribed and not yet formally issued at April 28, 1999. In connection with the Acquisition (see Note A), the subscribers of the 200,000 Diva-Florida shares converted their subscribed shares into 200 shares of Diva-Delaware's Series A Convertible Preferred Stock (the "Series A Preferred"). Diva-Florida returned $42,000 to the subscriber who held 21,000 subscribed shares of Diva-Florida's common stock. In connection with the conversion, Diva-Delaware authorized the designation of 1,721 shares of the Series A Preferred. The Company incurred $30,000 of placement agent fees in connection with this offering.

     Diva-Delaware immediately commenced a private placement offering of its Series A Preferred after the Acquisition (see Note A), wherein it proposed to sell up to 750 shares of Series A Preferred at a price of $2,000 per share. At June 30, 1999, 375 shares of the Series A Preferred were sold for $750,000, which was received in cash and 375 shares were subscribed for $750,000. The balance is payable when Diva-Delaware files an amendment to the registration statement for the shares of its common stock underlying the Series A Preferred which amendment incorporates the audited financial statements for the fiscal year ended June 30, 1999. The Company incurred $30,000 of placement agent fees in connection with this offering.

     The Series A Preferred holders are entitled to receive cumulative preferential dividends at $60 per share per annum, payable annually on each anniversary date of issuance. At the option of Diva-Delaware, such dividend may be paid in cash or in shares of Diva-Delaware's common stock valued at the Conversion Rate, as defined. As of June 30, 2000 and 1999, total cumulative dividends amounted to $48,057 and $8,625, respectively. In addition, the Series A Preferred shall not be redeemed without the consent of the holders of the preferred shares. In the event of any liquidation, dissolution or winding up of the Company, the Series A Preferred holders shall be entitled to receive, before any common shareholder, an amount equal to $2,000 per share. In

                   Diva Entertainment, Inc. and Subsidiaries

                            June 30, 2000 and 1999

the event there are insufficient funds to pay the series to holders, the holders shall share rateably with all other preferred stockholders. Each share of Series A Preferred shall be converted, at the option of the holders, at any time, and shall be mandatorily converted on the first anniversary of its date of issuance into a number of shares of the Company's common stock at a conversion rate equal to $2,000 divided by 65% at the average market price of the common stock for the five trading days immediately prior to the conversion date. At June 30, 2000, no shares of Series A Preferred stock have been converted into common stock of the Company, since there is no current market for the shares as they are not yet traded on any of the exchanges. Until there is a market for the shares of common stock and the shares of preferred stock become exercisable upon their terms, the shares of preferred stock cannot be converted. Because the conversion price will be less than the fair market value of the common stock, the preferred stock is deemed to have an embedded beneficial conversion feature. This feature allows holders of the preferred stock to acquire shares of the Company's common stock at a purchase price below its deemed fair value. If and when the Company's common stock becomes marketable, $619,231 will be reflected as deemed preferred dividends on the statement of operations.

     2.  Series B Redeemable Convertible Preferred Stock

     In connection with the Acquisition (see Note A), JRCI converted $3,000,000 of debt, owed to it by Diva-Florida and Subsidiaries, into 3,000 shares of Series B Redeemable Convertible Preferred Stock (the "Series B Preferred") of Diva-Delaware. In connection with the conversion, Diva-Delaware authorized the designation of 3,000 shares of Series B Preferred.

     The Series B Preferred holders are entitled to receive cumulative preferential dividends at $30 per share per annum, payable annually on each anniversary date of issuance. At the option of the Diva-Delaware, such dividend may be paid in cash or in shares of Diva-Delaware's common stock valued at the Conversion Rate, as defined. As of June 30, 2000 and 1999, total cumulative dividends amounted to $134,877 and $22,500, respectively. In addition, the Series B Preferred may be redeemed, in whole or in part, at the option of the Company at a redemption price of $1,000 per share plus any dividends accrued and unpaid. In the event of any liquidation, dissolution or winding up of the Company, the Series B Preferred holders shall be entitled to receive an amount equal to $1,000 per share. In the event there are insufficient funds to pay the preferred stock holder, the holder shall share rateably with all other preferred stockholders. Each share of Series B Preferred stock shall be convertible at the option of the holder, at any time after issuance, and shall be mandatorily converted at the tenth anniversary of its date of issuance into a number of shares of the Company's common stock at a conversion rate equal to $1,000 divided by 65% of the average market price of the common stock for the five days immediately prior to the conversion date. At June 30, 2000, no shares of Series B preferred stock have been converted into common stock of the Company since there is no market price for the shares of common stock, as they are not yet traded on any of the exchanges. Until there is a market for the common stock and the shares of preferred stock become exercisable upon their terms, the shares of preferred stock cannot be converted. Because the conversion price will be less than the fair

                   Diva Entertainment, Inc. and Subsidiaries

                            June 30, 2000 and 1999

market value of the common stock, the preferred stock is deemed to have an embedded beneficial conversion feature. This feature allows holders of the preferred stock to acquire shares of the Company's common stock at a purchase price below its deemed fair value. If and when the Company's common stock becomes marketable, $1,615,385 will be reflected as deemed preferred dividends on the statement of operations.

     3.  Series C Redeemable Convertible Preferred Stock

     In February 2000, the Company issued 100 shares of Series C Preferred Stock at a price of $1,000 per share. The Series C Preferred holder is entitled to receive 6% per annum upon declaration of dividends by the Company's Board of Directors. At June 30, 2000, there have been no dividends declared. At the option of the Company, such dividend may be paid in cash or in shares of The Company's common stock valued at the Conversion Rate, as defined. In addition, the Series C Preferred Stock may be redeemed in whole or in part at the option of the Company. Each share is redeemable at 125% of its stated value, plus any amount equal to any dividends accrued but unpaid thereon. In the event of any liquidation, dissolution or winding up of the Company, the Series C Preferred holders shall be entitled to receive, before any common shareholder, an amount equal to $1,000 per share plus any declared and unpaid dividends. In the event, there are insufficient funds to pay the series to holders, the holder shall share rateably with all other preferred stockholders. Each share of Series C Preferred shall be converted, at the option of the holders, at any time, and shall be mandatoraly converted on the first anniversary of the date of the issuance into a number of shares of the Company's common stock at a conversion rate equal to $1,000 divided by 65% at the average market price of the common stock for the five trading days immediately prior to the conversion date. At June 30, 2000, no shares of Series C preferred stock have been converted into common stock of the Company since there is no market price for the shares of common stock, as they are not yet traded on any of the exchanges. Until there is a market for the shares of common stock and the shares of preferred stock become exercisable on their terms, the shares of preferred stock cannot be converted. Because the conversion price will be less than the fair market value of the common stock, the preferred stock is deemed to have an embedded beneficial conversion feature. This feature allows holders of the preferred stock to acquire shares of the Company's common stock at a purchase price below its deemed fair value. If and when the Company's common stock becomes marketable, $55,846 will be reflected as deemed preferred dividends on the statement of operations.

     4.  Option Agreement

     JRCI and Diva-Delaware also entered into an Option Agreement giving JRCI the option to purchase additional shares of Diva-Delaware's common stock at its par value of $.001 per share in order for JRCI to maintain JRCI's ownership of the outstanding shares of Diva-Delaware's common stock at no less than 65%. The option expires when all of the shares of

                   Diva Entertainment, Inc. and Subsidiaries

                            June 30, 2000 and 1999

Diva-Delaware's Series A Preferred have been converted into shares of Diva-Delaware's common stock. In connection with the Corporate Combination Agreement (See Note A-2), Havilland has the rights to this Agreement.

NOTE J - SEGMENT INFORMATION

     The Company operated in two geographic segments: New York ("NY") and California ("CA") (see Note A). The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies (see Note A). Although both segments operate in similar manners, the NY segment has outperformed LA because the NY segment has a significantly higher number of female models than male models whereas in the CA segment, there are more male models used. Male models generate less revenues per engagement than female models. In addition, the NY models rates are significantly higher than those in CA. In addition, the Company does not allocate certain corporate expenses, such as administrative salaries, professional fees and occupancy costs, to its segments. Segment profit (loss) is based on profit from operations before provision for income taxes. Sales and transfers between segments are accounted for at cost. The reportable segments are distinct business units operating in different geographic areas. They are separately managed, with separate marketing systems.

     Reportable Segment Information

                                              NY           CA       Corporation      Total
                                          -----------  -----------  ------------  -----------
2000
----
Revenue                                   $1,170,410   $1,078,335   $             $2,248,745
Interest expense                               2,300       28,000                     30,300
Depreciation and amortization                 72,322       79,099                    151,421
Segment profit (loss)                       (158,212)     439,385       (36,406)     254,767
Segment assets                               978,672    1,085,187      (151,226)   1,912,633
Expenditure for segment assets                54,803        8,665                     63,468

1999
----
Revenue                                   $  934,651   $  921,982                 $1,856,633
Interest expense                               1,020                                   1,020
Depreciation and amortization                 66,864       60,771                    127,635
Segment profit (loss)                       (567,762)    (233,797)  $   (28,379)    (829,938)
Segment assets                             1,132,096    1,320,154      (147,828)   2,304,422
Expenditure for segment assets                67,192       93,464                    160,656

                                 Exhibit Index


Ex#                           Exhibit Description


3.4       Certificate of Designation - Series A Convertible Preferred Stock.
3.5       Certificate of Designation - Series B Redeemable Convertible Preferred
          Stock.
3.6       Certificate of Designation - Series C Convertible Preferred Stock.
21.1      List of Subsidiaries.