Form 10QSB
period 2000-09-30
DIVA ENTERTAINMENT INC
filed 2002-06-28
CIK 919603

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      September 30, 2000
                                   ---------------------------
                                       OR

[_] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ______________.

                         Commission file number 0-23506
                                                -------

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

                           YES_______     NO   X
                                            --------

         The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of June 28, 2002 is 5,498,800.

Transitional Small Business Disclosure Format (check one):
                                  YES__________      NO    X
                                                        --------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       Consolidated Financial Information
                            Diva Entertainment, Inc.

                      Consolidated Condensed Balance Sheet

                                                                              9/30/00        6/30/00
                                                                            (unaudited)     (audited)
                                                                            -----------     ---------
         Assets                                                                 $                 $

Current assets
   Cash ................................................................            --          22,675
   Accounts receivable .................................................       999,283       1,014,724
   Other current assets ................................................        47,909          45,371
                                                                            ----------      ----------
Total current assets ...................................................     1,047,192       1,082,770

Property, plant and equipment, net of accumulated
   depreciation of $223,414 and $200,314 at
   September 30, 2000 and June 30, 2000,
   respectively ........................................................       256,497         279,597

Other assets
   Goodwill ............................................................       498,998         510,973
   Other assets ........................................................        40,963          39,293
                                                                            ----------      ----------
Total other assets .....................................................       539,961         550,266

      Total Assets .....................................................     1,843,650       1,912,633
                                                                            ==========      ==========

         Liabilities

Current liabilities
   Overdraft ...........................................................       198,574         242,412
   Accounts payable ....................................................       419,697         830,634
   Accrued liabilities .................................................       454,017         187,079
   Other current liabilities ...........................................       277,777         277,777
                                                                            ----------      ----------
Total current liabilities ..............................................     1,350,065       1,537,902

Other liabilities
   Debt payable after 12 months ........................................       631,878         461,939
                                                                            ----------      ----------

   Total Liabilities ...................................................     1,981,943       1,999,841


         Stockholders' Deficiency

Common stock ...........................................................         5,498          5,498
Paid in capital in excess of par value .................................        50,425          50,425
Series A convertible preferred stock ...................................     1,150,000       1,150,000
Series B redeemable convertible preferred stock ........................     3,000,000       3,000,000
Series C redeemable convertible preferred stock ........................       100,000         100,000
Retained earnings ......................................................    (4,444,216)     (4,393,131)
                                                                            ----------     -----------

      Total Stockholders' Deficiency ...................................      (138,293)        (87,208)
                                                                            ----------      ----------

                                                                             1,843,650       1,912,633
                                                                            ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                       Consolidated Financial Information
                            Diva Entertainment, Inc.

                 Consolidated Condensed Statement of Operations
                 ----------------------------------------------

                                                        Three Months Ended
                                                     9/30/00         9/30/99
                                                   (unaudited)      (unaudited)
                                                   -----------      -----------
                                                        $                $

Revenue .......................................       610,132          590,886

SG&A expenses .................................       642,019          562,998
Amortization of goodwill ......................        11,975           11,975
                                                   ----------       ----------
         Operating Profit (Loss) ..............       (43,862)          15,913

Interest expense ..............................         7,223              556
                                                   ----------       ----------

         Pre-Tax Profit (Loss) ................       (51,085)          15,357

Income tax expense ............................            --               --
                                                   ----------       ----------

         Net Income (Loss) ....................       (51,085)          15,357
                                                   ==========       ==========

Weighted average number of
common shares outstanding .....................     5,498,800        5,498,800

Net income (loss) per share of common stock ...        ($0.01)      $     0.00

The accompanying notes are an integral part of consolidated financial statements.

                       Consolidated Financial Information
                            Diva Entertainment, Inc.

                 Consolidated Condensed Statement of Cash Flows
                 ----------------------------------------------

                                                         Three Months Ended
                                                       9/30/00         9/30/99
                                                     (unaudited)     (unaudited)
                                                     -----------     -----------
                                                          $                $


Operating activities

         Net income (loss) .......................      (51,085)        15,357
         Depreciation and amortization ...........       35,075         34,076
         Change in other net operating assets ....     (131,096)       (51,361)
         Increase (decrease) in cash overdraft ...      (43,838)        82,244
         Other ...................................      168,269        (41,805)
                                                       --------       --------

Net cash provided by (used in)
         operating activities ....................      (22,675)        38,511

Investing activities
         capital expenditures ....................           --        (38,511)
                                                       --------       --------

Net cash provided by (used in)
         investing activities ....................           --        (38,511)

Financing activities .............................           --             --
                                                       --------       --------

Net cash provided by (used in)
         financing activities ....................           --             --
                                                       --------       --------

Increase in cash .................................      (22,675)            --
Cash at July 1 ...................................       22,675             --
Cash at September 30 .............................           --             --

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

Note 2

No income taxes were paid during the three months ended September 30, 2000.

Note 3

The effects of non-cash investing and financing activities have been excluded from the statement of cash flows in accordance with SFAS 95.

Item 2.  Management's Discussion and Analysis or Plan of Operation

     Diva Entertainment, Inc. (the "Company") had a net operating loss of $43,862 for the quarter ended September 30, 2000, compared with a net operating profit of $15,913 for the quarter ended September 30, 1999. Although revenues increased by $19,246, or 3.25%, for the quarter, SG&A expenses increased by $79,021 or 14.04%. Interest expenses were $7,223 for the three months ended September 30, 2000 as compared to $556 for the three months ended September 30, 1999.

     The operating performance of Prima Eastwest Model Management, Inc. ("Prima") in the quarter ended September 30, 2000, showed a significant decline from the corresponding period in the previous year (a loss of $92,000 compared with a loss of $28,000). The revenue was approximately 16.5% lower, declining from $249,000 in the quarter ended September 30, 1999 to $208,000 in the quarter ended September 30, 2000. This decline was primarily due to the reduced revenue from the Profile division of the Company just prior to the departure of the whole division to set up business in competition with Prima. At the same time, SG&A expenses increased by 8.5%. These expenses increased from $258,000 in the quarter ended September 30, 1999 to $280,000 in the quarter ended September 30, 2000.

     The Company continued to make a profit on its Que Management, Inc. ("Que") operations for the quarter ended September 30, 2000. In the quarter ended September 30, 2000, Que had revenue of $402,000 compared with $342,000 for the fiscal quarter ended September 30, 1999, which is an increase of approximately 17.5%. At the same time SG&A expenses increased by approximately 22.8% from $268,000 for the quarter ended September 30, 1999 to $329,000 for the quarter ended September 30, 2000. The operating performance changed from a profit of $60,000 for the fiscal quarter ended September 30, 1999 to a profit of $57,000 for the fiscal quarter ended September 30, 2000.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         a. Exhibits. None.

         b. Form 8-K.

            On August 15, 2000, the Company filed a Form 8-K dated July 31, 2000 regarding a change in the Company's accountants. On September 3, 2000, the Company filed a Form 8-K/A regarding the same change in the Company's accountants.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DIVA ENTERTAINMENT, INC.


Date: June 28, 2002                     By: /s/ Peter C. Zachariou
                                           -------------------------------------
                                           Peter C. Zachariou, President