Form 10QSB
period 2000-12-31
DIVA ENTERTAINMENT INC
filed 2002-06-28
CIK 919603

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2000
                                    -----------------

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

              Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            YES__________    NO    X
                                                --------

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

Transitional Small Business Disclosure Format (check one):
                            YES__________    NO    X
                                                --------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Consolidated Financial Information
                            Diva Entertainment, Inc.

                      Consolidated Condensed Balance Sheet

                                                                            12/31/00              6/30/00
                                                                           (unaudited)           (audited)
                                                                           -----------           ---------
         Assets                                                                 $                     $
Current assets
      Cash ...........................................................              --              22,675
      Accounts receivable ............................................         602,748           1,014,724
      Other current assets ...........................................          26,454              45,371
                                                                            ----------           ---------
Total current assets .................................................         629,202           1,082,770

Property, plant and equipment, net of accumulated
      depreciation of $246,514 and $200,314 at
      December 31, 2000 and June 30, 2000, respectively ..............         234,397             279,597

Other assets
      Goodwill .......................................................         487,023             510,973
      Other assets ...................................................          40,963              39,293
                                                                            ----------           ---------
Total other assets ...................................................         527,986             550,266

      Total Assets ...................................................       1,391,585           1,912,633
                                                                            ==========           =========

      Liabilities

Current liabilities
      Overdraft ......................................................          31,518             242,412
      Accounts payable ...............................................         504,453             830,634
      Accrued liabilities ............................................         482,810             187,079
      Other current liabilities ......................................         277,777             277,777
                                                                            ----------           ---------
Total current liabilities ............................................       1,296,558           1,537,902

Other liabilities
      Debt payable after 12 months ...................................         335,869             461,939
                                                                            ----------           ---------

      Total Liabilities ..............................................       1,632,427           1,999,841

      Stockholders' Deficiency
Common stock ...........................................................         5,498               5,498
Paid in capital in excess of par value .................................        50,425              50,425
Series A convertible preferred stock ...................................     1,110,000           1,150,000
Series B redeemable convertible preferred stock ........................     3,000,000           3,000,000
Series C redeemable convertible preferred stock ........................       100,000             100,000
Retained earnings ......................................................    (4,506,765)         (4,393,131)
                                                                           -----------          ----------

      Total Stockholders' Deficiency ...................................      (240,842)            (87,208)
                                                                           -----------          ----------

                                                                             1,391,585           1,912,633
                                                                           ===========          ==========

The accompanying notes are an integral part of the consolidated financial statements.

                       Consolidated Financial Information
                            Diva Entertainment, Inc.

                 Consolidated Condensed Statement of Operations

                                                Three Months Ended           Six Months Ended
                                              12/31/00      12/31/99      12/31/00     12/31/99
                                            (unaudited)   (unaudited)   (unaudited)  (unaudited)
                                            -----------   -----------   -----------  -----------
                                                 $             $             $            $
Revenue ..................................       455,953      561,142     1,066,085     1,152,028

SG&A expenses ............................       494,533      554,277     1,136,552     1,117,275
Amortization of goodwill .................        11,975       11,975        23,950        23,950
                                               ---------    ---------    ----------    ----------
         Operating Profit (Loss) .........       (50,555)      (5,110)      (94,417)       10,803

Interest expense .........................        11,994          514        19,217         1,070
                                               ---------    ---------    ----------    ----------

         Pre-Tax Profit (Loss) ...........       (62,549)      (5,624)     (113,634)        9,733

Income tax expense .......................            --           --            --            --
                                               ---------    ---------    ----------    ----------

         Net Income (Loss) ...............       (62,549)      (5,624)     (113,634)        9,733
                                               =========    =========    ==========    ==========

Weighted average number of
common shares outstanding ................     5,498,800    5,498,800     5,498,800     5,498,800

Net income (loss) per
share of common stock ....................        ($0.01)      ($0.00)       ($0.02)   $     0.00

The accompanying notes are an integral part of consolidated financial statements.

                       Consolidated Financial Information
                            Diva Entertainment, Inc.

                 Consolidated Condensed Statement of Cash Flows

                                                                                     Six Months Ended
                                                                                  12/31/00        12/31/99
                                                                                (unaudited)      (unaudited)
                                                                                -----------      -----------
                                                                                      $               $
Operating activities
         Net income (loss) ..................................................      (113,634)           9,733
         Depreciation and amortization ......................................        70,150           68,152
         Change in other net operating assets ...............................       400,443           41,430
         Decrease (increase) in cash overdraft ..............................      (210,894)           5,793
         Other ..............................................................      (127,740)         (78,302)
                                                                                ------------     ------------

Net cash provided by (used in)
         operating activities ...............................................        18,325           46,806

Investing activities
         capital expenditures ...............................................        (1,000)         (46,806)
                                                                                ------------     ------------

Net cash provided by (used in)
         investing activities ...............................................        (1,000)         (46,806)

Financing activities
         share redemption ...................................................       (40,000)              --
                                                                                ------------     -----------

Net cash provided by (used in)
         financing activities ...............................................       (40,000)              --
                                                                                ------------     -----------

Increase in cash ............................................................       (22,675)              --
Cash at July 1 ..............................................................        22,675               --
Cash at December 31 .........................................................            --               --

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

Note 2

No income taxes were paid during the three months ended December 31, 2000.

Note 3

The effects of non-cash investing and financing activities have been excluded from the statement of cash flows in accordance with SFAS 95.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The revenue for Diva Entertainment, Inc. (the "Company") declined from $561,000 for the fiscal quarter ended December 31, 1999 to $456,000 for the quarter ended December 31, 2000. This is a decline of 18.7% and overwhelms the 3.2% gain made in the first quarter of this financial year. As a result, the revenue decreased by 7.5% from $1,152,000 for the six months ended December 31, 1999 to $1,066,000 for the six months ended December 31, 2000.

         In contrast, the SG&A expenses of the Company only decreased by 10.6% from $554,000 for the quarter ended December 31, 1999 to $495,000 for the quarter ended December 31, 2000. This decrease is almost offset by the 14.04% increase incurred in the first quarter of this financial year. As a result the SG&A expenses only increased by 1.8% for the six months ended December 31, 2000 compared with the corresponding period in the previous year ($1,137,000 compared with $1,117,000).

         Therefore the net operating loss for the fiscal quarter ended December 31, 2000 is much higher than the net operating loss for the corresponding period in the previous year (a loss of $51,000 compared with a loss of $5,000). For the fiscal six months ended December 31, 2000, the Company made an operating loss of $94,000 that contrasts with the operating profit of $11,000 for the corresponding period in the previous year. The interest expense has been much higher for both the fiscal quarter and fiscal six months ended December 31, 2000 ($12,000 and $19,000, respectively) than for the corresponding period in the previous year ($500 and $1,000, respectively). The interest charges are for borrowings by the operating companies Prima Eastwest Model Management, Inc. and Que Management, Inc.

         The operating performance of Prima Eastwest Model Management, Inc. ("Prima") in the quarter ended December 31, 2000, showed a significant decline from the corresponding period in the previous year (a loss of $66,000 compared with a profit of $43,000). The revenue was approximately 64% lower, declining from $297,000 in the quarter ended December 31, 1999 to $108,000 in the quarter ended December 31, 2000. This decline was primarily due to the temporary closure of the Profile division of Prima during the quarter ended September 30, 2000 resulting from the departure of the whole division to set up business in competition with Prima. Until this division is re-opened there will continue to be a severe detrimental effect on the Company's revenue because this has historically been the most profitable division of the Company. At the same time, SG&A expenses decreased by only 33.47%. These expenses decreased from $242,000 in the quarter ended December 31, 1999 to $161,000 in the quarter ended December 31, 2000. These results add to the problems that first began in the previous quarter when the Profile division began to wind down. The combined losses in the quarters ended September 30, 2000 and December 31, 2000 meant that there was a very large reversal in the performance and the operations of Prima for the six months ended December 31, 2000 when the loss was $157,000 compared to a profit of $15,000 for the six months ended December 31, 1999. The revenue for the six months ended December 31, 2000 was $316,000, which is a decrease of 42% over the $546,000 revenue for the six months ended December 31, 1999. At the same time, SG&A expenses only decreased by 15.4%. These expenses decreased from $507,000 in the six months ended December 31, 1999 to $429,000 in the six months ended December 31, 2000. Management recognizes the requirement to reverse this trend and has taken steps to reopen the Profile division. It might take time to generate the profit previously produced by this division and there can be no guarantee that it ever will.

         The Company continued to make a profit on its Que Management, Inc. ("Que") operations for the quarter ended December 31, 2000. In the quarter ended December 31, 2000, Que had revenue of $348,000 compared with $264,000 for the fiscal quarter ended December 31, 1999, which is an increase of approximately 31.8%. At the same time SG&A expenses increased by approximately 8.1% from $307,000 for the quarter ended December 31, 1999 to $332,000 for the quarter ended December 31, 2000. The operating performance changed from a loss of $43,000 for the fiscal quarter ended December 31, 1999 to a profit of $16,000 for the fiscal quarter ended December 31, 2000. Que did perform better for the six months ended December 31, 2000 compared with the six months ended December 31, 1999 (a profit of $74,000 compared with a profit of $16,000). The main reason for the better results is that the revenue increased significantly while the SG&A expenses only experienced modest increases. In the six months ended December 31, 2000, Que had revenue of $750,000 compared with $605,000 for the six months ended December 31, 1999, which is an increase of 24%. At the same time SG&A expenses only increased by 14.9% from $589,000 for the six months ended December 31, 1999 to $677,000 for the six months ended December 31, 2000. Management is continuing to emphasize the need to increase revenue with a proportionate increase in SG&A expenses although there can be no guarantee that this can be achieved.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

a.       Exhibits.  None.

b.       Form 8-K.   None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DIVA ENTERTAINMENT, INC.



Date: June 28, 2002                     By: /s/ Peter C. Zachariou
                                            ------------------------------------
                                             Peter C. Zachariou, President