Form 10QSB
period 2001-03-31
DIVA ENTERTAINMENT INC
filed 2002-07-08
CIK 919603

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended   March 31, 2001
                                      -----------------------

                                       OR

[_] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________________ to ______________.

                         Commission file number 0-23506

                            DIVA ENTERTAINMENT, INC.
                            ------------------------
              (Exact name of small business issuer in its charter)

           Delaware                                             33-0601498
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

        6100 Wilshire Boulevard, Suite 710, Los Angeles, California 90048
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (323) 692-1730
                                 --------------
                           (Issuer's telephone number)

            180 Varick Street, 13/th/ Floor, New York, New York 10014
            ---------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES _____   NO  X
                                                  ------

         The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of July 1, 2002 is 5,498,800.

Transitional Small Business Disclosure Format (check one):
                                    YES ______  NO    X
                                                   -------

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                       Consolidated Financial Information
                            Diva Entertainment, Inc.

                      Consolidated Condensed Balance Sheet

                                                         3/31/01     6/30/00
                                                       (unaudited)  (audited)

         Assets                                             $           $

Current assets
      Cash ..........................................          --      22,675
      Accounts receivable ...........................     453,721   1,014,724
      Other current assets ..........................      26,855      45,371
                                                        ---------   ---------
Total current assets ................................     480,576   1,082,770

Property, plant and equipment, net of accumulated
      depreciation of $269,614 and $200,314 at
      March 31, 2001 and June 30, 2000,
      respectively ..................................     211,297     279,597

Other assets
      Goodwill ......................................     475,048     510,973
      Other assets ..................................      41,338      39,293
                                                        ---------   ---------
Total other assets ..................................     516,386     550,266

      Total Assets ..................................   1,208,259   1,912,633
                                                        =========   =========

      Liabilities

Current liabilities
      Overdraft .....................................      86,417     242,412
      Accounts payable ..............................     465,042     830,634
      Accrued liabilities ...........................     491,676     187,079
      Other current liabilities .....................     277,777     277,777
                                                        ---------   ---------
Total current liabilities ...........................   1,320,912   1,537,902

Other liabilities
      Debt payable after 12 months ..................     400,691     461,939
                                                        ---------   ---------

      Total Liabilities .............................   1,721,603   1,999,841

      Stockholders' Deficiency

Common stock .......................................        5,498         5,498
Paid in capital in excess of par value .............       50,425        50,425
Series A convertible preferred stock ...............    1,030,000     1,150,000
Series B redeemable convertible preferred stock ....    3,000,000     3,000,000
Series C redeemable convertible preferred stock ....      100,000       100,000
Retained earnings ..................................   (4,699,267)   (4,393,131)
                                                      -----------   -----------

      Total Stockholders' Deficiency ...............     (513,344)      (87,208)
                                                      -----------   -----------

                                                        1,208,259     1,912,633
                                                      ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       Consolidated Financial Information
                            Diva Entertainment, Inc.

                 Consolidated Condensed Statement of Operations

                                                          Three Months Ended                  Nine Months Ended
                                                       3/31/01            3/31/00          3/31/01         3/31/00
                                                     (unaudited)        (unaudited)      (unaudited)     (unaudited)
                                                     -----------        -----------      -----------     -----------
                                                           $                 $                $               $
Revenue ........................................        430,024            615,271        1,496,109       1,767,299

SG&A expenses ..................................        603,522            631,829        1,740,074       1,749,104
Amortization of goodwill .......................         11,975             11,975           35,925          35,925
                                                     ----------         ----------       ----------      ----------
         Operating Profit (Loss) ...............       (185,473)           (28,533)        (279,890)        (17,730)

Other income and provisions ....................             --            502,988               --         502,988
Interest expense ...............................          7,029             35,338           26,246          36,408
                                                     ----------         ----------       ----------      ----------

         Pre-Tax Profit (Loss) .................       (192,502)           439,117         (306,136)        448,850

Income tax expense .............................             --                 --               --              --
                                                     ----------         ----------       ----------      ----------

         Net Income (Loss) .....................       (192,502)           439,117         (306,136)        448,850
                                                     ==========         ==========       ==========      ==========

Weighted average number of common shares
outstanding ....................................      5,498,800          5,498,800        5,498,800       5,498,800

Net income (loss) per share of common stock ....         ($0.04)        $     0.08           ($0.06)     $     0.08

The accompanying notes are an integral part of consolidated financial statements.

                       Consolidated Financial Information
                            Diva Entertainment, Inc.

                 Consolidated Condensed Statement of Cash Flows

                                                        Nine Months Ended
                                                      3/31/01       3/31/00
                                                    (unaudited)   (unaudited)
                                                    -----------   -----------
                                                         $             $

Operating activities
         Net income (loss) ......................     (306,136)      448,850
         Depreciation and amortization ..........      105,225       102,227
         Change in other net operating assets ...      518,524      (207,033)
         Increase in cash overdraft .............     (155,995)     (183,045)
         Other ..................................      (63,293)      (72,895)
                                                    ----------     ---------

Net cash provided by (used in)
         operating activities ...................      163,325        88,104

Investing activities
         capital expenditures ...................       (1,000)      (59,404)
                                                    ----------     ---------

Net cash provided by (used in)
         investing activities ...................       (1,000)      (59,404)

Financing activities
         Share redemption .......................     (120,000)      100,000
                                                    ----------     ---------

Net cash provided by (used in)
         financing activities ...................     (120,000)      100,000
                                                    ----------     ---------

Increase in cash ................................      (22,675)      128,700
Cash at July 1 ..................................       22,675            --
Cash at March 31 ................................           --       128,700

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

Note 2

No income taxes were paid during the three months ended March 31, 2001.

Note 3

The effects of non-cash investing and financing activities have been excluded from the statement of cash flows in accordance with SFAS 95.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

Three Months Ended March 31, 2001 as Compared to Three Months Ended March 31,
2000

     Revenue for Diva Entertainment, Inc. (the "Company") decreased by approximately $185,000 or 30.1% from $615,000 for the three months ended March 31, 2000 to $430,000 for the three months ended March 31, 2001. At the same time, SG&A expenses only declined by $28,000 or 4.4% from $632,000 for the three months ended March 31, 2000 to $604,000 for the three months ended March 31, 2001. Corporate expenses, normally only a nominal amount, accounted of $67,000 of the SG&A expenses and that has contributed to only a small decline in the SG&A expenses. Thus, the Company's operating loss increased by $156,000 from $29,000 for the three months ended March 31, 2000, to $185,000 for the three months ended March 31, 2001. The interest expense was much lower for the fiscal quarter ended March 31, 2001 ($7,000) than for the corresponding period in the previous year ($35,000).

     In the quarter ended March 31, 2001, the operating performance of the Company's California operations through the Company's subsidiary Prima Eastwest Model Management, Inc. ("Prima") showed a significant decline from the corresponding period in the previous year (a loss of $106,000 compared with a profit of $6,000). Revenue was approximately 83.2% lower, declining from $292,000 in the quarter ended March 31, 2000 to $49,000 in the quarter ended March 31, 2001. The loss of revenue from the previous two quarters was due to the departure of the Profile division which was compounded by the departure of both the head of the division booking male talent and the development/special projects manager. At the same time, SG&A expenses only declined by 48.2% from $274,000 in the quarter ended March 31, 2000 to $142,000 in the quarter ended March 31, 2001. Part of the reason for the decline in expenses being relatively smaller than the decrease in revenue was due to employing additional staff to re-open the Profile division. It will take time for the new employees to generate the revenue previously generated by the Profile division. There can be no assurance that these employees will ever be able to generate the revenues previously achieved by the Profile division.

     During the three months ended March 31, 2000, a settlement was reached regarding an outstanding loan of $503,000 that was the responsibility of the previous management but for which prior management caused Prima to guarantee. Consequently, the provision to pay that debt that had initially been charged against the operating profit of Prima in 1996 has been reversed. For the three months ended March 31, 2000 Prima also accrued an interest charge of $35,000 for a debt that expected to be settled by the end of that current fiscal year. These items were not repeated during the quarter ended March 31, 2001.

     For the quarter ended March 31, 2001, the Company made a small loss on its New York City operations through the Company's subsidiary Que Management, Inc. ("Que"). In the quarter ended March 31, 2001, Que had revenue of $381,000 compared with $323,000 for the fiscal quarter ended March 30, 2000, which is an increase of approximately 18%. At the same time, SG&A expenses increased by approximately 14.8% from $344,000 for the quarter ended March 30, 2000 to $395,000 for the quarter ended March 31, 2001. The operating performance improved from a loss of $21,000 for the fiscal quarter ended March 31, 2000 to a loss of $13,000 for the fiscal quarter ended March 31, 2001.

Nine Months Ended March 31, 2001 as Compared to Nine Months Ended March 31, 2000

     Revenue decreased by approximately $271,000 or 15.3% from $1,767,000 for the nine months ended March 31, 2000 to $1,496,000 for the nine months ended March 31, 2001. SG&A expenses decreased by $9,000 or less than 1% from $1,749,000 for the nine months ended March 31, 2000 to $1,740,000 for the nine months ended March 31, 2001. Corporate expenses, normally only a nominal amount, accounted of $77,000 of the SG&A expenses and that has contributed to only a small decline in the SG&A expenses. The Company's operating loss increased by $262,000 from $18,000 for the nine months ended March 31, 2000 to $280,000 for the nine months ended March 31, 2001. The results for the nine months ended March 31, 2000 also include the reversal of the provision of $503,000 and an interest charge of $35,000 while interest charged for the nine months ended March 31, 2001 was $26,000. As a result, the Company reported a net loss of $306,000 for the nine months ended March 31, 2001 as compared to a profit of $449,000 for the nine months ended March 31, 2000.

     The operating performance of Prima in the nine months ended March 31, 2001, showed a significant decline from the corresponding period in the previous year (a loss of $263,000 compared with a profit of $21,000). Revenue was approximately 56.6% lower, declining from $838,000 in the nine months ended March 31, 2000 to $364,000 in the nine months ended March 31, 2001. This decline in revenue was primarily due to the departure of the Profile division to set up business in competition with Prima compounded by the departure of both the head of the division booking male talent and the development/special projects manager. At the same time, SG&A expenses only declined by 24.3%. These expenses decreased from $782,000 in the nine months ended March 31, 2000 to $592,000 in the nine months ended March 31, 2001.

     The Company continued to make a profit on its Que operations for the nine months ended March 31, 2001. In the nine months ended March 31, 2001, Que had revenue of $1,132,000 compared with $929,000 for the nine months ended March 30, 2000, which is an increase of approximately 21.8%. At the same time SG&A expenses increased by approximately 14.8% from $933,000 for the nine months ended March 30, 2000 to $1,071,000 for the nine months ended March 31, 2001. The operating performance improved from a loss of $4,000 for the nine months ended March 31, 2000 to a profit of $60,000 for the nine months ended March 31, 2001.

Liquidity and Capital Resources

     The Company has suffered a significant deterioration in both revenue and profitability over the nine months ended March 31, 2001. As a result, the Company's working capital deficit increased from $455,000 to $840,000 since June 30, 2000. The Company intends to improve working capital by increasing revenue. In addition, the Company may raise additional capital in order to fund existing operations as well as growth. No assurance can be given that the Company will increase revenue or obtain additional funding.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

      a.     Exhibits. None.

      b.     Form 8-K.

             On August 15, 2000, the Company filed a Current Report on Form 8-K dated July 31, 2000 regarding a change in accountants from Marcum & Kliegman, LLP to Grant Thornton LLP

             On March 9, 2001, the Company filed a Form 8-K/A dated June 31, 2000, amending the original Form 8-K regarding the change in accountants to Grant Thornton LLP.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DIVA ENTERTAINMENT, INC.


                                             /s/ Peter C. Zachariou

Date: July 8, 2002                    By: --------------------------------------
                                            Peter C. Zachariou, President