Form 10KSB
period 2001-06-30
DIVA ENTERTAINMENT INC
filed 2002-08-08
CIK 919603

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
        For the fiscal year ended June 30, 2001
                                  -------------

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to

                         Commission File No. 2-78335-NY

                            DIVA ENTERTAINMENT, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

       Delaware                                                                             33-0601498
-----------------------------------------------------------------------------------------------------------
(State or other jurisdiction of                                                           (I.R.S. Employer
incorporation or organization)                                                          Identification No.)

6100 Wilshire Boulevard, Suite 710, Los Angeles, California                                          90048
-----------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                         (Zip Code)

Issuer's telephone number: (323) 692-1730

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

                                    YES ______   NO     X
                                                     -------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Not applicable

State the issuer's revenues for its most recent fiscal year:  $2,031,917

The aggregate market value of the voting and non-voting equity held by non-affiliates is not determinable since the Company's common stock is not traded.

State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 5,498,800 shares of Common Stock, $0.001 par value per share, as of June 30, 2002.

Transitional Small Business Disclosure Format (check one):  YES _____  NO    X
                                                                           -----

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

        Since April 28, 1999, the Company has been engaged in the business of owning, operating and managing talent agencies through its subsidiary Diva Entertainment, Inc., a Florida corporation ("Diva-Florida"), and its subsidiaries - Prima Eastwest Model Management, Inc., a California corporation ("Prima"), and Que Management Inc., a New York corporation ("Que").

Recent Developments

        Effective January 14, 2000, JR Consulting, Inc., the Company's former parent ("JRCI") consummated a corporate combination agreement (the "Agreement") with Providential Securities, Inc. ("Providential"), whereby JRCI acquired 20,000,000 shares of the issued and outstanding capital stock of Providential in exchange for 30,000,000 shares of JRCI's common stock (the "JRCI Shares"). Under the Agreement, JRCI effected a 1-for-2 reverse stock split. The transaction was consummated on January 14, 2000.

        In addition, as a covenant under the Agreement, JRCI sold to Havilland Limited, a related entity, all of the shares of the Company owned by JRCI as well as assigned all of its rights, title and interest in an Option Agreement (see Note A-2 and Note H-4 to the Financial Statements) to Havilland Limited. On June 30, 2000, Havilland Limited entered into an agreement with JRCI, now known as Providential Holdings, Inc., whereby the 4,225,000 shares of common stock, 3,000 shares of Series B Redeemable Convertible Preferred Stock and the rights, title and interest in the Option Agreement (see Note H to the Financial Statements) owned by JRCI were exchanged for (i) the assignment to and assumption by Havilland of (A) the amounts due by JRCI to officers of the Company and (B) the amounts due to JRCI from the Company amounting to $94,843, and (ii) the return of 135,000 shares of common stock of JRCI owned by Havilland.

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

        In June, 2001, Prima commenced operation of a Talent and Commercial division. This division seeks to introduce models who may have a career in the print modeling industry into both the audio and visual entertainment industry and conversely to expand the exposure and portfolio of artists currently in audio and visual entertainment in the print modeling industry. While management believes that this will be a valuable addition to its existing services, no assurance can be given that this will be successful.

        For the year ended June 30, 2001, the Print division generated $1,857,000 in management fees, net. During this same period, the Profile division generated $160,000 in management fees, net. The Talent and Commercial division generated $15,000 in management fees.

        In September, the manager of the Profile division left Prima taking with her the entire division, including talent, bookers and related employees. As a result, this division was shut down from October 2000 through January 2001. Prima subsequently reopened the Profile division after hiring an experienced manager in this particular field. Management expects that over the next 12 months this division will grow to its former size, however, no assurance can be given that will be the case.

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

Competition

        The Print division of Prima and Que both compete with the major world-wide model agencies, several of which are headquartered in New York. Each of Prima and Que also competes with many smaller regional firms. Management believes that because each of Prima and Que frequently works with a network of independent agencies when placing its models in other markets and conversely helps place other agencies' models in the New York and Los Angeles markets, Prima and Que can compete with the major agencies on a world-wide basis.

        While the New York market with the larger firms tends to attract the super models with its major European markets and larger fee income, Los Angeles on the other hand attracts models who are also seeking an entry into the entertainment industry. The entertainment industry dominates the Los Angeles market and Prima is thus able to provide agency services for models to both print and entertainment industry work. The Company's Profile division, with its service of both the modeling and celebrity market, combined with the introduction of the Talent and Commercial division at Prima, should enable Prima to compete very effectively in the entertainment and modeling industry. However, there can be no assurance that any such competitive advantage will materialize or be reflected in greater revenues.

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

Customer and Talent Base

        Prima has been in business for over ten years. Over that period, it has maintained a wide base of both customers and models. The client base is very diverse, ranging from department stores to record companies and movie production firms and is not linked solely to the geographic Los Angeles market. Que, although opened more recently on January 5, 1998, also has a similarly diverse client base.

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

Employees

        At June 30, 2001, the Company had 20 employees. None of the employees is subject to any collective bargaining agreement. Prima and Que consider their relationships with their employees to be good.

Seasonality

        The Company's business is not affected by seasonality to any significant degree.

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

        Prima leases offices at 6100 Wilshire Boulevard, Suite 710, Los Angeles, California 90048, consisting of 2,476 square feet. Prima leases the offices pursuant to a lease that expires on December 31, 2003 at a rent of $4,580.60 per month.

Item 3.   Legal Proceedings

        The Company is a defendant in the matter of Barry Seidman, Richard S. Beatty, Brad Blumenthal, Alex Halpern, Steven Louth, Dale Steen, Frederick A. Lenz and Jesse Reggio v. Diva Entertainment, Inc. and Peter Zachariou, Case No. GIC767838, in the Superior Court of California, County of San Diego. In their complaint, the Plaintiffs alleged securities fraud in connection with the sale by the Company and purchase by the Plaintiffs of certain shares of Series A Preferred Stock. The case was settled on June 18, 2002 and, pursuant to the settlement agreement, the case has been dismissed with prejudice and the parties have entered into mutual general releases.

Item 4.   Submission of Matters to a Vote of Security Holders

        None.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

        As of this date, the Company's common stock is not trading or listed on any exchange. Management intends to list the Company's common stock on the OTC Bulletin Board. However, prior to applying for listing of its securities, the Company must ensure that the Company's filings with the U.S. Securities and Exchange Commission are current. The Company is currently not current with these filings. Management intends to complete the filings necessary to bring the Company current with its filing obligations, however, no assurance can be made that this will be done or, if done, that the Company will be successful with its application to have the Company's common stock traded or listed on an exchange.

        As of June 30, 2001, the Company had 284 holders of record of its Common Stock.

Recent Sales of Unregistered Securities

        In May 1998, Diva-Florida sold 221,000 shares of its Series A Convertible Preferred Stock at a price of $2.00 per share. Commissions of $30,000 were paid in connection with such sales. The proceeds were applied to working capital. Pursuant to the reorganization, which became effective in April 1999, 200,000 of these shares were exchanged for 200 shares of Series A Convertible Preferred Stock of the Company. The balance of 21,000 shares was redeemed by Diva-Florida.

        In January through March 1999, the Company conducted a private offering of 750 shares of Series A Convertible Preferred Stock at a price of $2,000 per share. Diva sold 375 shares and received $750,000 of the offering proceeds in cash. These proceeds were used to finance capital expenditures and applied to working capital.

        In February 2000, the Company sold 100 shares of Series C Convertible Preferred Stock in consideration for $100,000. The investor was an accredited investor and the shares were sold pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

Dividends

        The Company has not declared any cash dividends with respect to its Common Stock during the prior two years and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. However, holders of the Company's Series A and Series B Preferred Stock are entitled to receive cumulative preferential dividends which may be paid in cash or shares of the Company's Common Stock. As described in the Company's financial statements, if and when the Company's Series A and Series B Preferred Stock are converted into Common Stock, there will be reflected a certain amount as deemed preferred dividends on the Company's statement of operations.

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

Results of Operations for Fiscal Years ended June 30, 2000 and June 30, 2001

        The Company incurred a loss from operations of $124,000 for the year ended June 30, 2001 ("Fiscal 2001") compared with a loss from operations of $218,000 for the year ended June 30, 2000 ("Fiscal 2000"). The reduction in losses results from continued efforts by management to increase sales and decrease operating costs. The Company's revenues decreased and were $2,032,000 in Fiscal 2001 as compared to $2,249,000 in Fiscal 2000. Selling, general and administrative expenses decreased to $1,999,000 in Fiscal 2001 as compared to $2,315,000 in Fiscal 2000. The Company's ability to recognize income attributable to common stockholders during Fiscal 2000 is in large part because of the Company's recognition of other income of $503,000 from the settlement of a litigation matter. Without this other income, the Company's income (loss) attributable to common stockholders in Fiscal 2001 and Fiscal 2000 would be consistent.

        Prima experienced a difficult year with the loss of its entire Profile division in September 2000 and its two most senior managers in the Print division for men in December 2000. Both of these events caused Prima to lose significant revenue. Furthermore, when the

Profile division was restarted and the Talent and Commercial division was opened, additional expenses were incurred. As a result, in Fiscal 2001, Prima sales declined to $446,000 compared to $1,170,000 for Fiscal 2000. Selling, general and administrative expenses did not decline proportionately, primarily due to the start up cost of the new divisions. In Fiscal 2001, Prima selling, general and administrative expenses declined to $606,000 compared to $1,030,000 for Fiscal 2000. Thus the operating loss increased to $245,000 in Fiscal 2001 from a loss of $35,000 in Fiscal 2000. Management expects an improvement in sales during the forthcoming years, although there can be no assurance that this will happen.

         Que experienced a successful year. In Fiscal 2001 sales increased to $1,586,000 compared to $1,078,000 in Fiscal 2000. Furthermore, the selling, general and administrative expenses did not increase proportionately, instead rising to $1,306,000 in Fiscal 2001 from $1,113,000 in Fiscal 2000. Thus, the operating loss in Fiscal 2000 of $107,000 changed to an operating profit of $208,000 in Fiscal 2001. Management continues to expect improvement in sales during the forthcoming years, although there can be no assurance that this will happen.

Trends and Uncertainties

         Prima and Que each continue to seek to expand and increase their customer bases and operating revenues. In doing so it is probable that the Company's administrative expenses and overhead are likely to increase in future periods. The continuation of obtaining additional types of business and markets is uncertain and the continued success of any of the Company's new marketing strategies for generating revenue is uncertain.

         The events of September 11, 2001 at the World Trade Center will have a detrimental impact on the operations of both Prima and Que. The extent and duration of this impact is not yet known.

Liquidity and Capital Resources

         On June 30, 2001, the Company had a working capital deficit of $787,000 as compared to a working capital deficit of $455,000 on June 30, 2000. The increase in working capital deficit is primarily due to the increased dividend due and payable to preferred stockholders and the repayment of approximately $80,000 due to officers. The Company requires capital resources as the operating companies must pay their modeling talent soon after services are rendered. While the accounts receivable for these operating companies are generally due in 30 days, they are usually collected within 60 to 120 days.

         In January through March 1999, the Company conducted a private offering of 750 shares of Series A Convertible Preferred Stock. In addition, in February 2000, the Company received $100,000 from the sale of Series C Convertible Preferred Stock. These proceeds have been applied to working capital.

         The Company expects that the working capital cash requirements over the next 12 months will be generated from operations. To the extent that this is not possible or there is a shortfall, Mr. Zachariou has agreed to personally support the Company's cash requirements to enable it to meet its current obligations through June 30, 2002. The Company has no other commitments for additional funding and no assurance can be given that it will obtain additional funding.

Item 7.  Financial Statements

     The Financial Statements are attached to this Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Effective July 31, 2000, the Company changed its independent auditor from Marcum & Kliegman, LLP to Grant Thornton LLP. The Company's financial statements prepared by Marcum & Kliegman for either of the past two years contained no adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, scope or accounting principle. The decision to change the accountants was recommended by the Company's Board of Directors. There were no disagreements with Marcum & Kliegman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Marcum & Kliegman's satisfaction, would have caused Marcum & Kliegman to make reference to the subject matter of the disagreement in connection with Marcum & Kliegman's report.

     Effective January 28, 2002, the Company changed its independent auditor from Grant Thornton LLP to Paritz & Company, P.A. The Company's financial statements prepared by Grant Thornton for the last year contained no adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, scope or accounting principle. The decision to change the accountants was recommended by the Company's Board of Directors and was the driven by the Board's desire to decrease the Company's expenses. There were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Grant Thornton's satisfaction, would have caused Grant Thornton to make reference to the subject matter of the disagreement in connection with Grant Thornton's report.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act


     The following table sets forth certain information with respect to the Directors and Executive Officers of the Company.

Name                   Age    Position

Peter Zachariou        40     President, Chairman of the Board and Treasurer

David Lean             55     Principal Accounting Officer, Acting Secretary
                              and Director

     Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting and until their successors are elected and qualified. All Executive Officers serve at the discretion of the Board of Directors.

     Peter Zachariou has been President and Chairman of the Board of Diva since April 1999. In addition, since June 1998, Mr. Zachariou has been President and a Director of ASD Group, Inc., a public company which filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. Since October 2001,

Mr. Zachariou has also been a manager and member of Technology Outsource Solutions LLC, a New York limited liability company which purchased the assets of ASD and provides contract manufacturing and engineering services to original equipment manufacturers. From June 1995 through January 2000, Mr. Zachariou held various positions with J R Consulting, Inc. ("JRCI"), a public company now known as Providential Holdings, Inc. For at least the preceding five years, Mr. Zachariou has been a private investor.

     David Lean has been the Principal Accounting Officer, Acting Secretary and a Director of the Company since April 1999. From August 1995 through January 2000 Mr. Lean also held various positions with JRCI. For at least the preceding five years, Mr. Lean has also been a managing Director of a United Kingdom subsidiary of a Canadian mining company. Mr. Lean is also a director of a publicly listed mining company in the UK.

     The Company's securities are not registered under Section 12(g) of the Exchange Act. Accordingly, the Directors and Executive Officers of the Company are not required to file reports under Section 16(a) of that Act.

Item 10. Executive Compensation

     No Director or Executive Officer of the Company received any cash compensation during the fiscal year ended June 30, 2001. Peter Zachariou and David Lean spend part time on the business of the Company.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2002, by each Director, Executive Officer and any person known to the Company to own beneficially more than 5% of the Company's Common Stock and by all Directors and Executive Officers of the Company as a group.

Name and Address                  Shares of Common Stock        Percent
of Beneficial Owner               Beneficially Owned            Owned (1)

Havilland Limited/(1)/                 4,225,000                   76.8%
180 Varick Street, 13th Floor
New York, New York 10014

Peter Zachariou/(1)//(2)/              4,225,000                   76.8%
180 Varick Street, 13th Floor
New York, New York 10014

_________________

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

Item 12. Certain Relationships and Related Transactions

     Peter Zachariou, Chairman of the Board, President and Treasurer of the Company, and Havilland Limited, principal stockholder, have from time to time made cash advances to the Company. The advances are secured by liens on all of the Company's assets and evidenced by a series of promissory notes which are payable on July 3, 2003 and accrue interest at the rate of 8% per annum. The outstanding amounts of such advances as at June 30, 2001 were $383,000 and $95,000, respectively.

     On June 30, 2000, Havilland Limited entered into an agreement with JRCI, now known as Providential Holdings, Inc., whereby the 4,225,000 shares of common stock, 3,000 shares of Series B Redeemable Convertible Preferred Stock and the rights, title and interest in the Option Agreement (see Note H to the Financial Statements) owned by JRCI were exchanged for (i) the assignment to and assumption by Havilland of (A) the amounts due by JRCI to officers of the Company and (B) the amounts due to JRCI from the Company amounting to $94,843 and (ii) the return of 135,000 shares of common stock of JRCI owned by Havilland.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

    2.1 Agreement and Plan of Reorganization, dated December 30, 1999 between Registrant, Diva Entertainment, Inc., Diva Acquisition Corp. and J R Consulting, Inc. (1)
    3.1  Certificate of Incorporation. (2)
    3.2  By-laws. (2)
    3.3 Amendment to Certificate of Incorporation changing name to Diva Entertainment, Inc. (1)
    3.4  Certificate of Designation - Series A Convertible Preferred Stock. (3)
    3.5 Certificate of Designation - Series B Redeemable Convertible Preferred Stock. (3)
    3.6  Certificate of Designation - Series C Convertible Preferred Stock. (3)
    21.1 List of subsidiaries. (3)

__________________

(1) Incorporated by reference to the exhibit of same number filed with the Company's Form 8-K dated April 28, 2000 and filed August 9, 2000.
(2) Incorporated by reference to the exhibit of same number filed with the Company's Registration Statement on Form 10-SB, File No. 0-23506.
(3) Incorporated by reference to the exhibit of the same number filed with the Company's Form 10-KSB for the year ended June 30, 2000 filed July 3, 2001.

(b) Form 8-K

    None.

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DIVA ENTERTAINMENTI INC.


Date:  July 15, 2002                     By: /s/ Peter C. Zachariou
                                             -----------------------------------
                                                 Peter C. Zachariou, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                                 TITLE                       DATE

   /s/ Peter C. Zachariou
----------------------------
     PETER C. ZACHARIOU            President/Principal           July 15, 2002
                                   Executive and Director


   /s/ David Lean
----------------------------
     DAVID LEAN                    Principal Accounting          July 15, 2002
                                   Officer and Director


     Supplemental Information to be Furnished with Reports Filed Pursuant to
           Section 15(d) of the Exchange Act by Non-Reporting Issuers.

         No annual report or proxy material has been sent to security holders nor are such materials anticipated to be sent, with the exception of this Annual Report on Form 10-KSB.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  Page

Independent Auditors' Report                                      F-2

Report of Independent Certified Public Accountants                F-3

Financial Statements

      Consolidated Balance Sheet                                  F-4

      Consolidated Statements of Operations                       F-6

      Consolidated Statement of Stockholders' Deficiency          F-7

      Consolidated Statements of Cash Flows                       F-8

      Notes to Consolidated Financial Statements                  F-9 - F-21

                          INDEPENDENT AUDITORS' REPORT

Stockholders
Diva Entertainment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Diva Entertainment, Inc. and Subsidiaries (the "Company") as of June 30, 2001, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diva Entertainment, Inc. and Subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for the year ended June 30, 2001 in conformity with generally accepted accounting principles.

PARITZ & COMPANY, P.A.
Hackensack, New Jersey
May 24, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders
Diva Entertainment, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders' deficiency and cash flows of Diva Entertainment, Inc. and Subsidiaries (the "Company") for the year ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the statements of operations, stockholders' deficiency and cash flows referred to above present fairly, in all material respects, the results of operations of Diva Entertainment, Inc. and Subsidiaries for the year ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP


New York, New York
October 12, 2000

                    Diva Entertainment, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001

                                     ASSETS

CURRENT ASSETS
    Cash                                                      $          --
    Accounts receivable - net of allowance for doubtful
        accounts of $ 314,312                                       674,229
    Prepaid expenses and other current assets                        46,163
    Employee advances                                                 1,191
                                                               ------------

                  Total current assets                              721,583

PROPERTY AND EQUIPMENT, net of accumulated
    depreciation and amortization                                   172,197

OTHER ASSETS
    Goodwill, net of accumulated amortization                            --
    Security deposits                                                41,338
                                                                -----------

                  Total other assets                                 41,338
                                                                -----------

                  Total assets                                  $   935,118
                                                                ===========


The accompanying notes are an integral part of this statement.

                    Diva Entertainment, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 2001


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Cash overdraft                                                             $    109,540
    Accounts payable - talents                                                      479,632
    Accounts payable - other                                                        121,704
    Dividends payable                                                               303,684
    Accrued expenses and other current liabilities                                  398,889
    Due to parent                                                                    94,843
                                                                               -----------

                  Total current liabilities                                       1,508,292


OTHER LIABILITIES
    Due to officer                                                                  382,774
                                                                               ------------

                  Total liabilities                                               1,891,066


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' DEFICIENCY
    Series A convertible preferred stock, $.001 par value, 575
        shares issued and outstanding                                             1,025,000
    Series B redeemable convertible preferred stock, $.001 par
        value; 3,000 shares issued and outstanding                                3,000,000
    Series C convertible preferred stock, $1,000 par value; 100
        shares issued and outstanding                                               100,000
    Common stock, $.001 par value; 20,000,000 shares
        authorized; 5,498,800 shares issued and
        outstanding                                                                   5,498
    Additional paid-in capital                                                       50,425
    Accumulated deficit                                                          (5,136,871)
                                                                               ------------

                  Total stockholders' deficiency                                   (955,948)

                  Total liabilities and stockholders' deficiency               $    935,118
                                                                               ============



The accompanying notes are an integral part of this statement.

                    Diva Entertainment, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                       Year ended           Year ended
                                                                      June 30,2001        June 30, 2000
                                                                      -------------       -------------
Revenue
    Management fees, net                                               $  2,031,917       $   2,248,745

Operating expenses
    Selling, general and administrative expenses                          1,999,323           2,315,313
    Depreciation and amortization                                           156,299             151,421
                                                                       ------------       -------------

              Total operating expenses                                    2,155,622           2,466,734
                                                                       ------------       -------------

              Loss from operations                                         (123,705)           (217,989)
                                                                       ------------       -------------
Other income (expense)
    Write off of goodwill                                                  (463,073)                 --
    Litigation settlement                                                        --             502,988
    Interest expense                                                        (36,220)            (30,300)
    Miscellaneous                                                                --                  68
                                                                       ------------       -------------

              Total other income (expense)                                 (499,293)            472,756
                                                                       ------------       -------------

              Net income (loss)                                        $   (622,998)      $     254,767
              Preferred stock dividends                                    (120,750)           (160,437)
                                                                       ------------       -------------

              Income  (loss) attributable to common
              stockholders                                             $   (743,748)      $      94,330
                                                                       ============       =============


Basic and diluted income (loss) per share                              $       (.14)      $         .02
                                                                       ============       =============

Weighted-average common stock outstanding                                 5,498,800           5,498,800
                                                                       ============       =============

The accompanying notes are an integral part of these statements.

                    Diva Entertainment, Inc. and Subsidiaries

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                       Series A              Series B             Series C                Common Stock
                                    Preferred Stock      Preferred Stock        Preferred Stock
                               -----------------------  ------------------    --------------------
                                  Shares      Amount     Shares    Amount       Shares     Amount        Shares      Amount
Balance - June 30, 1999              575.0   1,150,000    3,000    3,000,000        --            --    5,498,800     5,498
                               --------------------------------------------------------------------------------------------
Stock Issuances                                                                    100      $100,000

Accrued Dividends on
Preferred Stock
Net income July 1, 1999
to June 30, 2000

Balance - June 30, 2000              575.0   1,150,000    3,000    3,000,000       100       100,000    5,498,800     5,498
                               -----------  ----------  --------  ----------    -------    ---------   ----------  --------
Redeemed                              62.5     125,000

Accrued dividends on

Preferred Stock
Net loss July 1, 2000
through June 30, 2001
                               -----------  ----------  --------  ----------  ---------   ----------  -----------  --------
Balance - June 30, 2001              512.5  $1,025,000    3,000   $3,000,000       100      $100,000    5,498,800     5,498
                               ===========  ==========  ========  ==========  =========   ==========  ===========  ========

                               Additional                  Total
                                Paid-in    Accumulated  Stockholders'

                                Capital      Deficit      Deficiency

Balance - June 30, 1999         50,425     (4,487,461)     (281,538)
                           -------------------------------------------
Stock Issuances                                             100,000

Accrued Dividends on                        (160,437)      (160,437)
Preferred Stock
Net income July 1, 1999
to June 30, 2000                             254,767        254,767

Balance - June 30, 2000         50,425    (4,393,131)       (87,208)
                           -----------  --------------  --------------
Redeemed
                                                           (125,000)

Accrued dividends on

Preferred Stock                             (120,750)      (120,750)
Net loss July 1, 2000
through June 30, 2001                       (622,998)      (622,998)
                           -----------  --------------  --------------
Balance - June 30, 2001        $50,425   $ (5,136,871)   $ (955,948)
                           ===========  ==============  ==============


The accompanying notes are an integral part of this statement.

                    Diva Entertainment, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year ended      Year ended
                                                                                       June 30, 2001   June 30, 2000
                                                                                       -------------   -------------
Cash flows from operating activities
  Net income                                                                            $ (622,998)    $   254,767
                                                                                        ----------     -----------
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities
    Depreciation and amortization                                                          156,300         151,421
    Write off of goodwill                                                                  463,073              --
    (Increase) decrease in assets
       Accounts receivable                                                                 340,495         187,136
       Prepaid expenses and other current assets                                           (17,528)          3,059
       Security deposits                                                                    (2,045)         39,500
    Increase (decrease) in liabilities
       Accounts payable - talent                                                           (96,095)          6,016
       Accounts payable - other                                                           (133,203)         22,816
       Accrued expenses and other current liabilities                                      211,818          25,837
       Litigation reserves                                                                      --        (502,988)
                                                                                       -----------     -----------
            Total adjustments                                                              922,815         (67,203)
                                                                                       -----------     -----------
            Net cash provided by operating activities                                      299,817         187,564
                                                                                       -----------     -----------
Cash flows from investing activities
  Purchases of property and equipment                                                       (1,000)        (63,468)
  Advances to employees                                                                     15,545          (2,107)
                                                                                       -----------     -----------
            Net cash provided by (used in) investing activities                             14,545         (65,575)
                                                                                       -----------     -----------
Cash flows from financing activities
  Cash overdraft                                                                          (132,872)         59,367
  Repayment of officers' loans, net                                                        (79,165)       (237,706)
  Advances to parent, net                                                                       --         (20,975)
  Proceeds from (redemption of) private placement offering, net                           (125,000)        100,000
                                                                                       -----------     -----------
            Net cash (used in) financing activities                                       (337,037)        (99,314)
                                                                                       -----------     -----------
            Net increase (decrease) in cash                                                (22,675)         22,675
Cash at beginning of period                                                                 22,675              --
                                                                                       -----------     -----------

Cash at end of period                                                                  $        --     $    22,675
                                                                                       ===========     ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for
       interest                                                                        $    36,220     $    30,300
                                                                                       ===========     ===========

The accompanying notes are an integral part of these statements.

                    Diva Entertainment, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

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

     On April 28, 1999, but effective April 1, 1999, Diva-Delaware, a public shell, acquired JRCI's 95% equity interest in Diva-Florida in exchange for 4,225,000 shares of Diva-Delaware's common stock (the "Acquisition"). This Acquisition, which has been treated as a capital transaction in substance, rather than a business combination, was deemed a "reverse acquisition" for accounting purposes. Accordingly, Diva-Florida was the accounting acquirer and the historical financial statements prior to April 1, 1999 were those of Diva-Florida. In the accompanying financial statements, the capital structure and earnings (losses) per share of Diva-Florida have been retroactively restated to reflect the Acquisition as if it occurred at the beginning of the period. In connection with the Acquisition, Diva-Delaware changed its name from Quasar Projects Company to Diva Entertainment, Inc.

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

                    Diva Entertainment, Inc. and Subsidiaries

                             June 30, 2001 and 2000

     The Company continues to sustain substantial losses from operations, which has adversely affected the Company's liquidity. The Company has obtained significant advances from an officer and a stockholder (Note E) and proceeds from the issuance of Series C Preferred Stock (see Note H) to assist in the payment of trade payables. The officer of the Company has agreed to continue to support the Company's cash requirements to enable the Company to meet its current obligations through June 30, 2002 and fund future operations. In addition, the officer has agreed not to demand repayment of amounts due before July 2, 2002 (see Note E). The Company also plans to continue to expand its customer base and to reduce operating expenses. Although there can be no assurance that these measures will be successful, the Company believes that future operations and support from the officer will provide sufficient liquidity to fund current operations.

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

     In addition, as a covenant under the Agreement, JRCI sold to Havilland Limited, a related entity, all of the shares of Diva-Delaware owned by JRCI as well as assigned all of its rights, title and interest in an Option Agreement (see Note H) to Havilland Limited. Thus, on June 30, 2000, Havilland Limited entered into an agreement with JRCI, now known as Providential Holdings, Inc., whereby the 4,225,000 shares of common stock, 3,000 shares of Series B Redeemable Convertible Preferred Stock and the rights, title and interest in the Option Agreement (see Note H) owned by JRCI were exchanged for (i) the assignment to and assumption by Havilland of (A) the amounts due by JRCI to officers of the Company, and (B) the amounts due to JRCI from the Company amounting to $94,843 and (ii) the return of 135,000 shares of common stock of JRCI owned by Havilland.

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

                    Diva Entertainment, Inc. and Subsidiaries

                             June 30, 2001 and 2000

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

     The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those conditions could affect the Company's estimate. In the fourth quarter of Fiscal 2001, the Company recorded an adjustment to accounts receivable of approximately $283,000 relating to various sales adjustments and the recording of an allowance for sales allowances.

     7. Fair Value of Financial Instruments

     The carrying amounts of cash, accounts receivable, accounts payable and current debt and due to officer amounts approximate fair value, principally because of the short-term maturity of these items. Due to officers included in other liabilities is a stated amount based on the face amount borrowed from the officer; it is not practical to estimate its fair market value because the amount is due with a related party and to determine its fair value would require incurring excessive costs.

     8. Intangible Assets

     Intangible assets (predominately goodwill which represents the cost in excess of net assets of businesses acquired) are recorded and amortized over fifteen years using the straight-line method. At each balance sheet date, the Company evaluates the recoverability of goodwill based on expectations of nondiscounted cash flows. If the sum of the nondiscounted cash flows is less than the carrying amount of all assets, including intangible assets, the Company recognizes an impairment loss. For the year ended June 30, 2001, the Company has recorded an impairment loss of $463,073.

                   Diva Entertainment, Inc. and Subsidiaries

                             June 30, 2001 and 2000


       9.     Stock-Based Compensation

       The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which permits the Company to account for stock option grants in accordance with APB Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Under APB No. 25, compensation expense is recorded when the exercise price of the Company's employee stock option is less than the market price of the underlying stock at the date of grant. At June 30, 2001, there are no options issued and outstanding to employees.

       10.    Comprehensive Income

       The Company records comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 requires unrealised gains and losses in investments available for sale to be included in other comprehensive income. The components of comprehensive income and the effect on earnings for the year ended June 30, 2001 is detailed in the Company's accompanying consolidated statement of stockholders' equity. The assets relating to the balance in other comprehensive income were sold during the year ended June 30, 2001.

       11.    Earnings Per Share

       Basic earnings per share amounts have been computed using the weighted-average number of common and common equivalent shares outstanding during each year. Diluted earnings per share amounts have been computed using the weighted-average number of common and common equivalent shares and the dilutive potential common outstanding during each year. For the year ended June 30, 2001, convertible preferred stock has been excluded from the calculation of diluted income (loss) per share as its effect would have been antidilutive. For the year ended June 30, 2001, convertible preferred stock has been excluded from the calculation of diluted income per share since the number of common shares the preferred stock is convertible into is not known, because the conversion is dependent on the market value of the common stock. At June 30, 2001, there is no determinable market value of the common stock, since it is not currently trading on any stock exchange.

                   Diva Entertainment, Inc. and Subsidiaries

                             June 30, 2001 and 2000


       A reconciliation between basic and diluted earnings per share is as follows:

                                                                                Year ended June 30,
                                                                        --------------------------------
                                                                              2001               2000
                                                                          --------           --------
       Basic earnings per share

       Income (loss) applicable to common stockholders                  $  (743,748)       $     94,330
       Basic common shares                                                5,498,800           5,498,800
       Basic earnings (loss) per share                                  $      (.14)       $       0.02

       Diluted earnings per share

       Income (loss) applicable to common stockholders                  $  (743,748)       $     94,330
       Basic common shares                                                5,498,800           5,498,800
       Plus impact of convertible preferred stock                                --                  --
       Diluted common shares                                              5,498,800           5,498,800
       Diluted earnings per share                                       $      (.14)       $        .02


NOTE B - MARKETABLE SECURITIES

       At June 30, 1998, management had classified all their equity securities as available-for-sale securities, which were reported at fair market value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income. Gains and losses on the sale of securities were recognized on a specific identification basis. The Company also had realized losses in Fiscal 2000 of $42,947, resulting from sales of securities during the period that was adjusted against accumulated other comprehensive income.

NOTE C - PROPERTY AND EQUIPMENT

       Property and equipment consists of the following:

                                                                                     Amount
                                                                                   ----------
            Office equipment and fixtures                                          $  217,517
            Leasehold improvements                                                    263,395
                                                                                   ----------

                                                                                      480,912

            Less accumulated depreciation and amortization                            308,714
                                                                                   ----------
            Property and equipment, net                                            $  172,198
                                                                                   ==========

         Depreciation and amortization expense for the years ended June 30, 2001 and 2000 was $156,300 and $31,522, respectively.

                    Diva Entertainment, Inc. and Subsidiaries

                             June 30, 2001 and 2000


NOTE D - GOODWILL

       Prima has recorded goodwill resulting from a business combination, which is being amortized on the straight-line method over fifteen years. Accumulated amortization at June 30, 2001 was $255,471. Amortization expense for the years ended June 30, 2001 and 2000 amounted to approximately $48,000 for each year. See note A-8.

NOTE E - RELATED PARTY TRANSACTIONS

       Due to Officer

       The amounts due to an officer of the Company amounted to $382,774 at June 30, 2001 represent advances made by the officer. The advances are secured by a lien on all the assets of the Company and are evidenced by a series of promissory notes which bear interest at the rate of 8% per annum. The loans are due on July 3, 2003.

       Due to Parent

       The amount due to parent of $94,842 at June 30, 2001 represents net advances made to the Company. The advances are secured by a lien on all the assets of the Company and are evidenced by a series of promissory notes which bear interest at the rate of 8% per annum. The loans are due on July 3, 2003.

NOTE F - INCOME TAXES

       In Fiscal 2001, no Federal, state and local tax expense was recorded as a result of the net operating loss ("NOL") carryforwards. In Fiscal 2001, no Federal, state or local income tax expense was recorded due to the net loss incurred. Differences between the income tax expense (benefit) computed at the Federal statutory rate (34%) and reported income taxes (benefit) for 2000 and 1999 are primarily attributable to the valuation allowance of the NOL carryforwards.

       The following is a reconciliation of the statutory Federal income tax rate to the effective rate reported in the financial statements:

                                                                         Year ended June 30,
                                                                   -------------------------
                                                                          2001                  2000
                                                                      --------              --------
  Provision (benefit) for Federal income taxes at the
          statutory rate                                              $   (252,000)     $      86,620
  State and city income taxes, net of Federal income tax
          benefit                                                          (67,000)            16,815
  Valuation allowance for deferred taxes                                   319,000                  0
  Utilization of NOL carryforwards                                               0           (103,435)
                                                                      ------------      -------------
           Actual provision (benefit) for income taxes                $          0      $           0
                                                                      ============      =============

                   Diva Entertainment, Inc. and Subsidiaries

                             June 30, 2001 and 2000

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

         The following is a summary of the items giving rise to deferred tax assets at June 30, 2001

           Current
              Allowance for doubtful accounts and sales
                  allowances                                       $   100,000
           Long-term
              Net operating loss carry forward                       4,500,000
                                                                   -----------
           Total deferred tax assets                                 4,600,000

           Less valuation allowance                                  4,600,000
                                                                   -----------

           Net deferred tax asset                                  $         0
                                                                   ===========


The Company has estimated NOL carryforwards of approximately $4,700,000 available for Federal, state and local income tax purposes expiring in various years through June 2017. The Company has failed to file corporate tax returns since the change in control (Notes A-1 and A-2) and therefore has estimated the amount of the NOL carryforwards. The Company's ability to utilize these NOL carryforwards to offset future taxable income is significantly limited due to changes in control as defined in Section 382 of the Internal Revenue Code.

NOTE G - COMMITMENTS AND CONTINGENCIES

         1.       Leasing Arrangements

         The Company leases its New York office and Los Angeles office through five-year noncancellable lease agreements expiring in December 2002 and December 2003, respectively.

                   Diva Entertainment, Inc. and Subsidiaries

                             June 30, 2001 and 2000

         Future minimum rental commitments under the above noncancellable operating leases as of June 30, 2001 are as follows:

                           Year ending June 30,              Amount

                           2002                             129,860
                           2003                              92,967
                           2004                              27,484

         Rent expense for the years ended June 30, 2001 and 2000 was $141,225 and $136,960, respectively.

         2.       Contingency

         In December 1997, Prima entered into an Agreement with an unrelated third party to sell certain assets and liabilities. Pursuant to this agreement, Prima assigned the studio lease to the buyer. The future commitments under the lease at June 30, 2001 of approximately $700,000 are payable by the third party through October 2007. Prima is contingently liable for these commitments in case the buyer is in default of such payments.

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

         4.       Late Filings

         The Company is not current on its filings with the U.S. Securities and Exchange Commission. The Company is in the process of preparing these filings and intends to file the reports over the next six months. Unless and until the Company is current on its filings with the SEC, the Company's securities cannot be traded or listed on any exchange. Management

                   Diva Entertainment, Inc. and Subsidiaries

                             June 30, 2001 and 2000

believes that the late filing will not otherwise have a material adverse effect on the financial position of the Company.

NOTE H - PREFERRED STOCK

         The Company has authorized 1,000,000 shares of $0.001 par value preferred stock. At June 30, 2001, 575, 3,000 and 100 shares of Series A, B and C preferred stock are issued and outstanding, respectively.

         1.       Series A Convertible Preferred Stock

         In May 1998, Diva-Florida commenced a private placement offering of its common stock, wherein it proposed to sell up to 500,000 shares of common stock at a price of $2.00 per share. As of June 30, 1998, 221,000 shares of common stock were sold for $442,000. These shares were subscribed and not yet formally issued at April 28, 1999. In connection with the Acquisition (see Note A), the subscribers of the 200,000 Diva-Florida shares converted their subscribed shares to 200 shares of Diva-Delaware's Series A Convertible Preferred Stock (the "Series A Preferred"). Diva-Florida returned $42,000 to the subscriber who held 21,000 subscribed shares of Diva-Florida's common stock. In connection with the conversion, Diva-Delaware authorized the designation of 1,721 shares of the Series A Preferred.

         Diva-Delaware immediately commenced a private placement offering of its Series A Preferred after the Acquisition (see Note A), wherein it proposed to sell up to 750 shares of Series A Preferred at a price of $2,000 per share. At June 30, 2000, 375 shares of the Series A Preferred were sold for $750,000, which was received in cash.

         The Series A Preferred holders are entitled to receive cumulative preferential dividends at $60 per share per annum, payable annually on each anniversary date of issuance. At the option of Diva-Delaware, such dividend may be paid in cash or in shares of Diva-Delaware's common stock valued at the Conversion Rate, as defined. As of June 30, 2001, total cumulative dividends amounted to $82,557. In addition, the Series A Preferred shall not be redeemed without the consent of the holders of the preferred shares. In the event of any liquidation, dissolution or winding up of the Company, the Series A Preferred holders shall be entitled to receive, before any common stockholder, an amount equal to $2,000 per share. In the event there are insufficient funds to pay the series to holders, the holders shall share rateably with all other preferred stockholders. Each share of Series A Preferred shall be converted, at the option of the holders, at any time, and shall be mandatorily converted on the first anniversary of its date of issuance into a number of shares of the Company's common stock at a conversion rate equal to $2,000 divided by 65% at the average market price of the common stock for the five trading days immediately prior to the conversion date. At June 30, 2001, no shares of Series A Preferred stock have been converted into common stock of the Company, since there is no current market for the shares as they are not yet traded on any of the exchanges. Until there is a market for the shares of common stock and the shares of preferred stock become exercisable upon their terms, the shares of preferred stock cannot be

                   Diva Entertainment, Inc. and Subsidiaries

                             June 30, 2001 and 2000

converted. Because the conversion price will be less than the fair market value of the common stock, the preferred stock is deemed to have an embedded beneficial conversion feature. This feature allows holders of the preferred stock to acquire shares of the Company's common stock at a purchase price below its deemed fair value. If and when the Company's common stock becomes marketable, $619,231 will be reflected as deemed preferred dividends on the statement of operations.

         In Fiscal 2001, the Company redeemed 62.5 shares of Series A Preferred from two of its stockholders. The shares were redeemed for $125,000 the price paid for such shares.

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

         The Series B Preferred holders are entitled to receive cumulative preferential dividends at $30 per share per annum, payable annually on each anniversary date of issuance. At the option of the Diva-Delaware, such dividend may be paid in cash or in shares of Diva-Delaware's common stock valued at the Conversion Rate, as defined. As of June 30, 2001, total cumulative dividends amounted to $224,877. In addition, the Series B Preferred may be redeemed, in whole or in part, at the option of the Company at a redemption price of $1,000 per share plus any dividends accrued and unpaid. In the event of any liquidation, dissolution or winding up of the Company, the Series B Preferred holders shall be entitled to receive an amount equal to $1,000 per share. In the event there are insufficient funds to pay the preferred stock holder, the holder shall share rateably with all other preferred stockholders. Each share of Series B Preferred stock shall be convertible at the option of the holder, at any time after issuance, and shall be mandatorily converted at the tenth anniversary of its date of issuance into a number of shares of the Company's common stock at a conversion rate equal to $1,000 divided by 65% of the average market price of the common stock for the five days immediately prior to the conversion date. At June 30, 2001, no shares of Series B preferred stock have been converted into common stock of the Company since there is no market price for the shares of common stock, as they are not yet traded on any of the exchanges. Until there is a market for the common stock and the shares of preferred stock become exercisable upon their terms, the shares of preferred stock cannot be converted. Because the conversion price will be less than the fair market value of the common stock, the preferred stock is deemed to have an embedded beneficial conversion feature. This feature allows holders of the preferred stock to acquire shares of the Company's common stock at a purchase price below its deemed fair value. If and when the Company's common stock becomes marketable, $1,615,385 will be reflected as deemed preferred dividends on the statement of operations.

                    Diva Entertainment, Inc. and Subsidiaries

                             June 30, 2001 and 2000

         3.       Series C Redeemable Convertible Preferred Stock

         In February 2000, the Company issued 100 shares of Series C Preferred Stock at a price of $1,000 per share. The Series C Preferred holder is entitled to receive 6% per annum upon declaration of dividends by the Company's Board of Directors. At June 30, 2001, there have been no dividends declared. At the option of the Company, such dividend when and if one is declared may be paid in cash or in shares of The Company's common stock valued at the Conversion Rate, as defined. In addition, the Series C Preferred Stock may be redeemed in whole or in part at the option of the Company. Each share is redeemable at 125% of its stated value, plus any amount equal to any dividends accrued but unpaid thereon. In the event of any liquidation, dissolution or winding up of the Company, the Series C Preferred holders shall be entitled to receive, before any common stockholder, an amount equal to $1,000 per share plus any declared and unpaid dividends. In the event, there are insufficient funds to pay the series to holders, the holder shall share rateably with all other preferred stockholders. Each share of Series C Preferred shall be converted, at the option of the holders, at any time, and shall be mandatoraly converted on the first anniversary of the date of the issuance into a number of shares of the Company's common stock at a conversion rate equal to $1,000 divided by 65% at the average market price of the common stock for the five trading days immediately prior to the conversion date. At June 30, 2001, no shares of Series C preferred stock have been converted into common stock of the Company since there is no market price for the shares of common stock, as they are not yet traded on any of the exchanges. Until there is a market for the shares of common stock and the shares of preferred stock become exercisable on their terms, the shares of preferred stock cannot be converted. Because the conversion price will be less than the fair market value of the common stock, the preferred stock is deemed to have an embedded beneficial conversion feature. This feature allows holders of the preferred stock to acquire shares of the Company's common stock at a purchase price below its deemed fair value. If and when the Company's common stock becomes marketable, $55,846 will be reflected as deemed preferred dividends on the statement of operations.

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

                    Diva Entertainment, Inc. and Subsidiaries

                             June 30, 2001 and 2000

NOTE I - SEGMENT INFORMATION

         The Company operated in two geographic segments: New York ("NY") and California ("CA") (see Note A). The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies (see Note A). Although both segments operate in similar manners, the NY segment has outperformed LA because the NY segment has a significantly higher number of female models than male models whereas in the CA segment, there are more male models used. Male models generate lower revenues per engagement than female models. In addition, the NY models rates are significantly higher than those in CA. In addition, the Company does not allocate certain corporate expenses, such as administrative salaries, professional fees and occupancy costs, to its segments. Segment profit (loss) is based on profit from operations before provision for income taxes. Sales and transfers between segments are accounted for at cost. The reportable segments are distinct business units operating in different geographic areas. They are separately managed, with separate marketing systems.

         Reportable Segment Information

                                                   NY                 CA           Corporation              Total
                                                   --                 --           -----------              -----
2001
----

Revenue                                         $1,585,789         $  446,128     $          --          $2,031,917
Interest expense                                    36,220                 --                --              36,220
Depreciation and amortization                       71,700             84,600                --             156,300
Segment profit (loss)                              101,942           (707,741)          (17,199)            (71,374)
Segment assets                                     803,005            217,246           (85,133)            935,118
Expenditure for segment assets                       1,000                 --                --               1,000

2000
----

Revenue                                         $1,170,410         $1,078,335                --          $2,248,745
Interest expense                                     2,300             28,000                --              30,300
Depreciation and amortization                       72,322             79,099                --             151,421
Segment profit (loss)                             (158,212)           439,385           (26,406)            254,767
Segment  assets                                    978,672          1,085,187          (151,226)          1,912,633
Expenditure for segment assets                      54,803              8,665                --              63,468

                    Diva Entertainment, Inc. and Subsidiaries

                             June 30, 2001 and 2000

NOTE J - SUBSEQUENT EVENT

         The Company was a defendant in a lawsuit entitled Barry Seidman, Richard S. Beatty, Brad Blumenthal, Alex Halpern, Steven Louth, Dale Steen, Frederick A. Lenz and Jesse Reggio v. Diva Entertainment, Inc. and Peter Zachariou, Case No. GIC 767838, in the Superior Court of California, County of San Diego. The Plaintiffs were stockholders of the Company who alleged securities fraud in connection with the sale by the Company of certain shares of Series A Preferred Stock. This lawsuit was settled on June 18, 2002. Pursuant to the settlement, the Company agreed to forgive $70,000 in amounts due to the Company from the Plaintiff shareholders as well as pay an additional $30,000 in cash.

         In connection with this litigation matter, the Company asserted a claim against Broad and Cassel, the law firm which represented the Company in the original transaction. In settlement of this claim, Broad and Cassel paid the Company $50,000 and agreed to forgive the indebtedness owed by the Company to Broad and Cassel. A mutual general release was exchanged.