Form 10QSB
period 2001-09-30
DIVA ENTERTAINMENT INC
filed 2002-08-23
CIK 919603

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark one)
[X]         QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2001
                                           ------------------
                                       OR

[ ]         TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________________ to ______________.

                         Commission file number 0-23506
                                                -------

                           DIVA ENTERTAINMENT, INC.
              (Exact name of small business issuer in its charter)

             Delaware                                 33-0601498
-----------------------------------------------------------------------
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                  Identification No.)

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

                           YES            NO X
                              ---           ---

         The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of July 15, 2002 is 5,498,800.

Transitional Small Business Disclosure Format (check one):

                           YES            NO X
                              ---           ---

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
           --------------------

                       Consolidated Financial Information
                            Diva Entertainment, Inc.

                      Consolidated Condensed Balance Sheet
                      ------------------------------------

                                                   9/30/01          6/30/01
                                                 (unaudited)       (audited)
                                                 -----------       ---------
         Assets                                       $                $

Current assets
      Cash ....................................      5,841                --
      Accounts receivable .....................    657,185           674,229
      Other current assets ....................     81,728            47,354
                                                 ---------         ---------
Total current assets ..........................    744,754           721,583

Property, plant and equipment, net of
      accumulated depreciation of $337,514
      and $308,714 at September 30, 2001
      and June 30, 2001, respectively .........    143,397          172,197

Other assets
      Other assets ............................     43,638           41,338
                                                 ---------        ---------
Total other assets ............................     43,638           41,338
      Total Assets ............................    931,789          935,118
                                                 =========        =========

      Liabilities

Current liabilities
      Overdraft ...............................    155,811          109,540
      Accounts payable ........................    705,925          601,336
      Accrued liabilities .....................    423,661          398,897
      Other current liabilities................    398,527          398,527
                                                 ---------        ---------
Total current liabilities .....................  1,683,924        1,508,300

Other liabilities
      Debt payable after 12 months ............    225,048          382,774
                                                 ---------        ---------
      Total Liabilities .......................  1,908,972        1,891,074

      Stockholders' Deficiency

Common stock .....................................       5,498          5,498
Paid in capital in excess of par value ...........      50,425         50,425
Series A convertible preferred stock .............   1,020,000      1,025,000
Series B redeemable convertible preferred stock ..   3,000,000      3,000,000
Series C redeemable convertible preferred stock ..     100,000        100,000
Retained earnings ................................  (5,153,106)    (5,136,879)
                                                    ----------     ----------

      Total Stockholders' Deficiency .............    (977,183)      (955,956)
                                                    ----------     ----------
                                                       931,789        935,118
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

                       Consolidated Financial Information
                            Diva Entertainment, Inc.

                 Consolidated Condensed Statement of Operations
                 ----------------------------------------------

                                                        Three Months Ended
                                                     9/30/01           9/30/00
                                                   (unaudited)       (unaudited)
                                                   -----------       -----------
                                                         $                $

Revenue............................................   558,716           610,132

SG&A expenses......................................   570,014           642,019
Amortization of goodwill...........................        --            11,975
                                                    ---------         ---------
         Operating Profit (Loss)...................   (11,298)          (43,862)

Interest expense...................................     4,929             7,223
                                                    ---------         ---------

         Pre-Tax Profit (Loss).....................   (16,227)          (51,085)

Income tax expense.................................        --                --
                                                    ---------         ---------

         Net Income (Loss).........................   (16,227)          (51,085)
                                                     ========         =========

Weighted average number of
common shares outstanding.......................... 5,498,800         5,498,800

Net income (loss) per share of common stock........     $0.00            $(0.01)



                 The accompanying notes are an integral part of
                       consolidated financial statements.

                       Consolidated Financial Information
                            Diva Entertainment, Inc.

                 Consolidated Condensed Statement of Cash Flows
                 ----------------------------------------------


                                                         Three Months Ended
                                                       9/30/01        9/30/00
                                                     (unaudited)    (unaudited)
                                                     -----------    -----------
                                                          $              $
Operating activities
         Net income (loss) .........................   (16,227)      (51,085)
         Depreciation and amortization .............    28,800        35,075
         Change in other net operating assets ......   146,397      (131,096)
         Increase (decrease) in cash overdraft .....    46,271       (43,838)
         Other .....................................  (194,400)      168,269
                                                      --------      --------
Net cash provided by (used in)
         operating activities ......................   (10,841)      (22,675)

Investing activities
         capital expenditures ......................        --            --
                                                      --------      --------
Net cash provided by (used in)
         investing activities ......................        --            --

Financing activities
         Buy-back Series A Preferred Stock .........    (5,000)           --
                                                      --------      --------
Net cash provided by (used in)
         financing activities ......................    (5,000)           --
                                                      --------      --------

Increase (decrease) in cash ........................     5,842       (22,675)
Cash at July 1 .....................................        --        22,675
Cash at September 30 ...............................     5,842            --



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            Diva Entertainment, Inc.

             Notes to Consolidated Financial Statements (Unaudited)
             ------------------------------------------------------


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

Note 2

No income taxes were paid during the three months ended September 30, 2001.

Note 3

The effects of non-cash investing and financing activities have been excluded from the statement of cash flows in accordance with SFAS 95.

Item 2.  Management's Discussion and Analysis
         ------------------------------------

         Diva Entertainment, Inc. (the "Company") had a net operating loss of approximately $11,000 for the quarter ended September 30, 2001, compared with a net operating loss of $44,000 for the quarter ended September 30, 2000. For this quarter, revenues decreased by $51,000, or 8.4%, and SG&A expenses decreased by $72,000 or 11.2%. In addition, at the end of the previous fiscal year, the auditors to the Company suggested that the impairment to the goodwill was sufficiently large to allow the Company to write off the remaining goodwill. The Company agreed and, as a result, goodwill expenses will decline by $12,000 each quarter beginning the quarter ended September 30, 2001. Interest expenses were $5,000 for the three months ended September 30, 2001 as compared to $7,000 for the three months ended September 30, 2000.

         In the quarter ended September 30, 2001, the operating performance of the Company's California operations, through its operating subsidiary Prima Eastwest Model Management, Inc. ("Prima"), showed a significant improvement from the corresponding period in the previous year (a loss of $67,000 compared with a loss of $92,000). Revenue was approximately 51.4% lower, declining from $208,000 in the quarter ended September 30, 2000 to $101,000 in the quarter ended September 30, 2001. The months of July and August are usually less active due to summer vacations. This decline, combined with the economic slowdown resulting from the September 11th terrorism attack in New York City, was the prime reason for the large decline in revenue for the quarter ended September 30, 2001. At the same time, SG&A expenses decreased by 43.9%. These expenses decreased from $280,000 in the quarter ended September 30, 2000 to $157,000 in the quarter ended September 30, 2001.

         The Company continued to make a profit on its New York operations through its operating subsidiary, Que Management, Inc. ("Que"), for the quarter ended September 30, 2001, although the terrorism in New York had a significant impact on Que. In the quarter ended September 30, 2001, Que had revenue of $457,000 compared with $402,000 for the fiscal quarter ended September 30, 2000, which is an increase of approximately 13.7%. At the same time SG&A expenses increased by approximately 22.8% from $329,000 for the quarter ended September 30, 2000 to $375,000 for the quarter ended September 30, 2001. The operating performance changed from a profit of $57,000 for the fiscal quarter ended September 30, 2000 to a profit of $64,000 for the fiscal quarter ended September 30, 2001.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------


         a.   Exhibits.  None.

         b.   Form 8-K.  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DIVA ENTERTAINMENT, INC.

Date: July 17, 2002                    By: /s/ Peter C. Zachariou
                                          ------------------------------
                                           Peter C. Zachariou, President