Form 10QSB
period 2001-12-31
DIVA ENTERTAINMENT INC
filed 2002-08-23
CIK 919603

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      December 31, 2001
                                    --------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ______________.

                         Commission file number 0-23506

                            DIVA ENTERTAINMENT, INC.
              ----------------------------------------------------
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

                                 (323) 692-1730
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 YES             NO   X
                                                     -----          -----

     The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of July 15, 2002 is 5,498,800.

Transitional Small Business Disclosure Format (check one):
                                                 YES             NO   X
                                                     -----          -----

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                       Consolidated Financial Information
                            Diva Entertainment, Inc.

                      Consolidated Condensed Balance Sheet

                                                                             12/31/01          6/30/01
                                                                           (unaudited)        (audited)
                                                                           -----------       -----------
                                                                                $                 $

                              Assets

Current assets
      Cash ............................................................        164,202                --
      Accounts Receivable .............................................        336,275           674,229
      Other current assets ............................................         59,116            47,354
                                                                           -----------       -----------
Total current assets ..................................................        559,593           721,583

Property, plant and equipment, net of accumulated depreciation of $246,514 and $200,314 at December 31, 2000 and
      June 30, 2000, respectively .....................................        114,597           172,197

Other assets
      Other assets ....................................................         43,638            41,338
                                                                           -----------       -----------
Total other assets ....................................................         43,638            41,338

      Total Assets ....................................................        717,828           935,118
                                                                           ===========       ===========

                          Liabilities

Current liabilities
      Overdraft .......................................................             --           109,540
      Accounts payable ................................................        579,999           601,336
      Accrued liabilities .............................................        439,793           398,897
      Other current liabilities .......................................        398,527           398,527
                                                                           -----------       -----------
Total current liabilities .............................................      1,418,319         1,508,300

Other liabilities

      Debt payable after 12 months ....................................        222,731           382,774
                                                                           -----------       -----------

      Total Liabilities ...............................................      1,641,050         1,891,074

                    Stockholders' Deficiency

Common stock ..........................................................          5,498             5,498
Paid in capital in excess of par value ................................         50,425            50,425
Series A convertible preferred stock ..................................      1,010,000         1,025,000
Series B redeemable convertible preferred stock .......................      3,000,000         3,000,000
Series C redeemable convertible preferred stock .......................        100,000           100,000
Retained earnings .....................................................     (5,089,145)       (5,136,879)
                                                                           -----------       -----------

      Total Stockholders' Deficiency ..................................       (923,222)         (955,956)
                                                                           -----------       -----------

                                                                               717,828           935,118
                                                                           ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       Consolidated Financial Information
                            Diva Entertainment, Inc.

                 Consolidated Condensed Statement of Operations

                                                   Three Months Ended                     Six Months Ended
                                                12/31/01         12/31/00             12/31/01        12/31/00
                                              (unaudited)      (unaudited)          (unaudited)     (unaudited)
                                              ----------       ----------           ----------      ----------
                                                  $                $                    $               $
Revenue .................................        466,863          455,953            1,025,578       1,066,085

SG&A expenses ...........................        398,653          494,533              968,666       1,136,552
Amortization of goodwill ................             --           11,975                   --          23,950
                                              ----------       ----------           ----------      ----------
         Operating Profit (Loss) ........         68,210          (50,555)              56,912         (94,417)

Interest expense ........................          4,249           11,994                9,178          19,217
                                              ----------       ----------           ----------      ----------

         Pre-Tax Profit (Loss) ..........         63,961          (62,549)              47,734        (113,634)

Income tax expense ......................             --               --                   --              --
                                              ----------       ----------           ----------      ----------

         Net Income (Loss) ..............         63,961          (62,549)              47,734        (113,634)
                                              ==========       ==========           ==========      ==========

Weighted average number of
common shares outstanding ...............      5,498,800        5,498,800            5,498,800       5,498,800

Net income (loss) per
share of common stock ...................          $0.01           ($0.01)               $0.01          ($0.02)

The accompanying notes are an integral part of the consolidated financial statements.

                       Consolidated Financial Information
                            Diva Entertainment, Inc.

                 Consolidated Condensed Statement of Cash Flows

                                                                                  Six Months Ended
                                                                              12/31/01         12/31/00
                                                                            (unaudited)       (unaudited)
                                                                            ----------        ----------
                                                                                 $                 $
Operating activities
         Net income (loss) ............................................         47,734          (113,634)
         Depreciation and amortization ................................         57,600            70,150
         Change in other net operating assets .........................        357,513           400,443
         Increase in cash overdraft ...................................       (109,540)         (210,894)
         Other ........................................................       (174,105)         (127,740)
                                                                             ---------         ---------
Net cash provided by (used in)
         operating activities .........................................        179,202            18,325

Investing activities
         capital expenditures .........................................             --            (1,000)
                                                                             ---------         ---------
Net cash provided by (used in)
         investing activities .........................................             --            (1,000)

Financing activities

         share redemption .............................................        (15,000)          (40,000)
                                                                             ---------         ---------
Net cash provided by (used in)
         financing activities .........................................        (15,000)          (40,000)
                                                                             ---------         ---------

Increase (decrease) in cash ...........................................        164,202           (22,675)
Cash at July 1 ........................................................             --            22,675
Cash at December 31 ...................................................        164,202                --

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

Note 2

No income taxes were paid during the three months ended December 31, 2001.

Note 3

The effects of non-cash investing and financing activities have been excluded from the statement of cash flows in accordance with SFAS 95.

Item 2.   Management's Discussion and Analysis

Results of Operations

Three Months Ended December 31, 2001 as Compared to Three Months Ended December 31, 2000

     Revenue for Diva Entertainment, Inc. (the "Company") increased by approximately $11,000 or 2.4% from $456,000 for the three months ended December 31, 2000 to $467,000 for the three months ended December 31, 2001. At the same time SG&A expenses declined by $96,000 or 19.4% from $495,000 for the three months ended March 31, 2000 to $399,000 for the three months ended March 31, 2001. In addition, goodwill amortization declined by $12,000 each quarter beginning in the current fiscal year. Corporate expenses, normally only a nominal amount, accounted for $31,000 of the SG&A expenses and that has limited the real improvement to reducing the SG&A expenses. Thus, the Company's operating loss of $51,000 for the three months ended December 31, 2000 changed to an operating profit of $68,000 for the three months ended December 31, 2001. The interest expense has been much lower for the fiscal quarter ended December 31, 2001 ($4,000) than for the corresponding period in the previous year ($12,000).

     In the quarter ended December 31, 2001, the operating performance of the Company's California operations, through the Company's subsidiary Prima Eastwest Model Management, Inc. ("Prima"), showed an improvement from the corresponding period in the previous year (a loss of $44,000 compared with a loss of $66,000). Revenue was approximately 22.2% higher, increasing from $108,000 in the quarter ended December 31, 2000 to $132,000 in the quarter ended December 31, 2001. The Company experienced a very low quarter last year due to the departure of the Profile division and the departure of both the head of the division booking male talent and the development/special projects manager. At the same time, SG&A expenses only increased by 9.3% from $161,000 in the quarter ended December 31, 2000 to $176,000 in the quarter ended December 31, 2001. Part of the reason for the minimum increase in expenses was that Prima was very conscious of the impact of the September terrorism and took action to keep the expenses down. The improvement was still very good as it was offset by the negative impact on the industry and general economy as a result of the terrorism in September 2001.

     For the quarter ended December 31, 2001, the Company made a profit on its New York City operations, through the Company's subsidiary Que Management, Inc. ("Que"). In the quarter ended December 31, 2001, Que had revenue of $335,000 compared with $348,000 for the fiscal quarter ended December 30, 2000, which is a decrease of approximately 3.7%. The decrease was attributed to the impact of the terrorism in New York. At the same time, SG&A expenses decreased by approximately 45.4% from $317,000 for the quarter ended December 31, 2000 to $173,000 for the quarter ended December 31, 2001. This was largely due to reducing the number of employees while business slowed down immediately after the terrorism. The operating performance improved from a profit of $16,000 for the fiscal quarter ended December 31, 2000 to a profit of $143,000 for the fiscal quarter ended December 31, 2001.

Six Months Ended December 31, 2001 as Compared to Six Months Ended December 31, 2000

     Revenue decreased by approximately $40,000 or 3.7% from $1,066,000 for the six months ended December 31, 2000 to $1,026,000 for the six months ended December 31, 2001. SG&A expenses decreased by $168,000 or less than 14.8% from $1,137,000 for the six months ended December 31, 2000 to $969,000 for the six months ended December 31, 2001. In addition the goodwill amortization declined by $24,000 for each six months beginning in the current fiscal year. Corporate expenses, normally only a nominal amount, accounted of $40,000 of the SG&A expenses and that has limited the real improvement to reducing the SG&A expenses. Thus, the Company's operating loss of $94,000 for the six months ended December 31, 2000 changed to an operating profit of $57,000 for the six months ended December 31, 2001. The interest expense has been much lower for the six months ended December 31 2001 ($9,000) than for the corresponding period in the previous year ($19,000).

     The operating performance of Prima in the six months ended December 31, 2001, showed a significant improvement from the corresponding period in the previous year (a loss of $111,000 compared with a loss of $157,000). Revenue was approximately 26.3% lower, declining from $316,000 in the nine months ended December 31, 2000 to $233,000 in the nine months ended December 31, 2001. This decline was primarily a reflection of the impact of the terrorism in New York in September 2001. At the same time, SG&A expenses only declined by 23.8%. These expenses decreased from $424,000 in the six months ended December 31, 2000 to $323,000 in the six months ended December 31, 2001. The results were also improved by the elimination of goodwill amortization of $24,000 for the six months ended December 31, 2001.

     The Company continued to make a profit on its Que operations for the six months ended December 31, 2001. In the six months ended December 31, 2001, Que had revenue of $792,000 compared with $750,000 for the six months ended December 30, 2000, which is an increase of approximately 5.6%. At the same time SG&A expenses increased by approximately 14.8% from $646,000 for the six months ended December 31, 2000 to $548,000 for the six months ended December 31, 2001. The operating performance improved from a profit of $74,000 for the six months ended December 31, 2000 to a profit of $208,000 for the six months ended December 31, 2001.

Liquidity and Capital Resources

     Although revenue declined marginally, the Company has experienced an improvement in profitability over the six months ended December 31, 2001. However, the Company has repaid some outstanding loans and bought back some of its outstanding Series A Preferred Stock. As a result the Company's working capital deficit increased to $859,000 from $787,000 since June 30, 2001. The Company intends to improve working capital by increasing revenue. In addition, the Company may raise additional capital in order to fund existing operations as well as growth. No assurance can be given that the Company will increase revenue or obtain additional funding.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          a.   Exhibits. None.

          b.   Form 8-K. None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DIVA ENTERTAINMENT, INC.

Date: July 17, 2002                      By:  /s/ Peter C. Zachariou
                                              --------------------------------
                                              Peter C. Zachariou, President