Form 10QSB
period 2002-03-31
DIVA ENTERTAINMENT INC
filed 2002-08-23
CIK 919603

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)
   [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended       March 31, 2002
                                               -----------------------
                                       OR

   [_] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                  to               .
                                      ----------------    --------------

                         Commission file number 0-23506


                            DIVA ENTERTAINMENT, INC.
              (Exact name of small business issuer in its charter)


           Delaware                                               33-0601498
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

                               YES        NO   X
                                   -----     -----

     The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of July 15, 2002 is 5,498,800.

Transitional Small Business Disclosure Format (check one):

                               YES        NO   X
                                   -----     -----

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Consolidated Financial Information
                            Diva Entertainment, Inc.

                      Consolidated Condensed Balance Sheet

                                                          3/31/02      6/30/01
                                                        (unaudited)   (audited)
                                                        -----------   ---------
                                                             $            $
Assets

Current assets
      Cash ............................................     14,367           --
      Accounts Receivable .............................    485,997      674,229
      Other current assets ............................     50,221       47,354
                                                         ---------    ---------
Total current assets ..................................    550,585      721,583

Property, plant and equipment, net of accumulated
  depreciation of $269,614 and $200,314
  at March 31, 2001 and June 30, 2000, respectively ...     93,286      172,197

Other assets
      Other assets ....................................     43,638       41,338
                                                         ---------    ---------
Total other assets ....................................     43,638       41,338

      Total Assets ....................................    687,509      935,118
                                                         =========    =========

Liabilities

Current liabilities
      Overdraft .......................................     70,996      109,540
      Accounts payable ................................    541,021      601,336
      Accrued liabilities .............................    447,545      398,897
      Other current liabilities .......................    398,527      398,527
                                                         ---------    ---------
Total current liabilities .............................  1,458,089    1,508,300

Other liabilities
      Debt payable after 12 months ....................    308,404      382,774
                                                         ---------    ---------
      Total Liabilities ...............................  1,766,493    1,891,074

Stockholders' Deficiency

Common stock ..........................................      5,498        5,498
Paid in capital in excess of par value ................     50,425       50,425
Series A convertible preferred stock ..................  1,010,000    1,025,000
Series B redeemable convertible preferred stock .......  3,000,000    3,000,000
Series C redeemable convertible preferred stock .......    100,000      100,000
Retained earnings ..................................... (5,244,907)  (5,136,879)
                                                        ----------   ----------
      Total Stockholders' Deficiency .................. (1,078,984)    (955,956)
                                                        ----------   ----------
                                                           687,509      935,118
                                                        ==========   ==========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                       Consolidated Financial Information
                            Diva Entertainment, Inc.

                 Consolidated Condensed Statement of Operations

                                       Three Months Ended          Nine Months Ended
                                     3/31/02       3/31/01       3/31/02       3/31/01
                                   (unaudited)   (unaudited)   (unaudited)   (unaudited)
                                   ----------    ----------    ----------    ----------
                                         $            $             $             $
Revenue ........................      437,950       430,024     1,463,528     1,496,109

SG&A expenses ..................      589,233       603,522     1,557,900    1, 740,074
Amortization of goodwill .......           --        11,975            --        35,925
                                   ----------    ----------    ----------    ----------
         Operating Profit (Loss)     (151,284)     (185,473)      (94,372)     (279,890)

Interest expense ...............        4,478         7,029        13,656        26,246
                                   ----------    ----------    ----------    ----------

         Pre-Tax Profit (Loss) .     (155,761)     (192,502)     (108,028)     (306,136)

Income tax expense .............           --            --            --            --
                                   ----------    ----------    ----------    ----------

         Net Income (Loss) .....     (155,761)     (192,502)     (108,028)     (306,136)
                                   ==========    ==========    ==========    ==========

Weighted average number of
common shares outstanding ......    5,498,800     5,498,800     5,498,800     5,498,800

Net income (loss) per
share of common stock ..........   $    (0.03)   $    (0.04)   $    (0.02)   $    (0.06)

                  The accompanying notes are an integral part
                     of consolidated financial statements.

                       Consolidated Financial Information
                            Diva Entertainment, Inc.

                 Consolidated Condensed Statement of Cash Flows

                                                       Nine Months Ended
                                                    3/31/02       3/31/01
                                                  (unaudited)   (unaudited)
                                                  -----------   -----------
                                                       $             $
Operating activities
         Net income (loss) ......................   (108,028)     (306,136)
         Depreciation and amortization ..........     86,400       105,225
         Change in other net operating assets ...    176,565       518,524
         Increase in cash overdraft .............    (38,544)     (155,995)
         Other ..................................    (79,537)      (63,293)
                                                    --------      --------
Net cash provided by (used in)
         operating activities ...................     36,856        98,325

Investing activities
         capital expenditures ...................     (7,489)       (1,000)
                                                    --------      --------
Net cash provided by (used in)
         investing activities ...................     (7,489)       (1,000)

Financing activities
         Share redemption .......................    (15,000)     (120,000)
                                                    --------      --------
Net cash provided by (used in)
         financing activities ...................    (15,000)     (120,000)
                                                    --------      --------

Increase (decrease) in cash .....................     14,367       (22,675)
Cash at July 1 ..................................         --        22,675
Cash at March 31 ................................     14,367            --

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

Note 2

No income taxes were paid during the three months ended March 31, 2002.

Note 3

The effects of non-cash investing and financing activities have been excluded from the statement of cash flows in accordance with SFAS 95.

Item 2.  Management's Discussion and Analysis

Results of Operations

Three Months Ended March 31, 2002 as Compared to Three Months Ended
March 31, 2001

     Revenue for Diva Entertainment, Inc. (the "Company") increased by approximately $8,000 or 1.9% from $430,000 for the three months ended March 31, 2001 to $438,000 for the three months ended March 31, 2002. At the same time, SG&A expenses declined by $15,000 or 2.5% from $604,000 for the three months ended March 31, 2001 to $589,000 for the three months ended March 31, 2002. In addition, goodwill amortization declined by $12,000 each quarter beginning in the current fiscal year. Corporate expenses, normally only a nominal amount, accounted of $54,000 of the SG&A expenses and that has limited the real improvement to reducing the SG&A expenses. Thus, the Company's operating loss decreased by $34,000 from $185,000 for the three months ended March 31, 2001, to $151,000 for the three months ended March 31, 2002. The interest expense was lower for the fiscal quarter ended March 31, 2002 ($4,000) than for the corresponding period in the previous year ($7,000).

     In the quarter ended March 31, 2002, the operating performance of the Company's California operations, through the Company's subsidiary Prima Eastwest Model Management, Inc. ("Prima") showed a significant improvement from the corresponding period in the previous year (a loss of $39,000 compared with a loss of $106,000). Revenue was approximately 173.5% higher, increasing from $49,000 in the quarter ended March 31, 2001 to $134,000 in the quarter ended March 31, 2002. The improvement in revenue from the previous year in the face of continuing market difficulties is due to the efforts of all three divisions to recover from the difficulties experienced with the loss of senior staff in the previous year. At the same time, SG&A expenses only increased by 20.9% from $134,000 in the quarter ended March 31, 2001 to $162,000 in the quarter ended March 31, 2002. In addition the goodwill amortization declined by $12,000 each quarter beginning in the current fiscal year.

     For the quarter ended March 31, 2002, the Company made a loss on its New York City operations, through the Company's subsidiary Que Management, Inc. ("Que"). In the quarter ended March 31, 2002, Que had revenue of $304,000 compared with $384,000 for the fiscal quarter ended March 30, 2001, which is a decrease of approximately 26.3%. At the same time SG&A expenses decreased by approximately 9.2% from $379,000 for the quarter ended March 30, 2001 to $344,000 for the quarter ended March 31, 2002. The operating performance deteriorated from a loss of $13,000 for the fiscal quarter ended March 31, 2001 to a loss of $58,000 for the fiscal quarter ended March 31, 2002.

Nine Months Ended March 31, 2002 as Compared to Nine Months Ended March 31, 2001

     Revenue decreased by approximately $32,000 or 2.1% from $1,496,000 for the nine months ended March 31, 2001 to $1,464,000 for the nine months ended March 31, 2002. SG&A expenses decreased by $182,000 or 10.5% from $1,740,000 for the nine months ended March 31, 2001 to $1,558,000 for the nine months ended March 31, 2002. In addition, the goodwill amortization declined by $12,000 each quarter totalling $36,000 for the nine months beginning in the current fiscal year. Corporate expenses, normally only a nominal amount, accounted of $94,000 of the SG&A expenses and that has limited the real improvement to reducing the SG&A expenses. The Company's operating loss decreased by $186,000 from $280,000 for the nine months ended March 31, 2001 to $94,000 for the nine months ended March 31, 2002. The interest expense has been much lower for the nine months ended March 31 2002 ($14,000) than for the corresponding period in the previous year ($26,000).

     The operating performance of Prima in the nine months ended March 31, 2001, showed a significant improvement from the corresponding period in the previous year (a loss of $149,000 compared with a profit of $263,000). Revenue was less than 1% higher, rising from $364,000 in the nine months ended March 31, 2001 to $367,000 in the nine months ended March 31, 2002. The recovery from losing several senior personnel has been delayed by the terrorism in September 2001 and generally difficult market conditions but it is beginning as shown in the quarter ended March 31, 2002. At the same time, SG&A expenses declined by 14.6%. These expenses decreased from $568,000 in the nine months ended March 31, 2001 to $485,000 in the nine months ended March 31, 2002. The results were also improved by the elimination of goodwill amortization of $36,000 for the nine months ended March 31, 2001.

     The Company continued to make a profit on its Que operations for the nine months ended March 31, 2002. In the nine months ended March 31, 2002, Que had revenue of $1,096,000 compared with $1,132,000 for the nine months ended March 30, 2001, which is a decrease of approximately 3.2%. At the same time SG&A expenses decreased by approximately 13% from $1,025,000 for the nine months ended March 30, 2001 to $892,000 for the nine months ended March 31, 2002. The operating performance improved from a profit of $60,000 for the nine months ended March 31, 2001 to a profit of $149,000 for the nine months ended March 31, 2002.

Liquidity and Capital Resources

     The Company has suffered a deterioration in both revenue and profitability over the nine months ended March 31, 2002, repaid some term loans and bought back some of its outstanding Series A Preferred Stock. As a result the Company's working capital deficit increased from $786,000 to $907,000 since June 30, 2001. The Company intends to improve working capital by increasing revenue. In addition, the Company may raise additional capital in order to fund existing operations as well as growth. No assurance can be given that the Company will increase revenues or obtain additional funding.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibits.  None.

     b.  Form 8-K.

         On February 15, 2002, the Company filed a Current Report on Form 8-K effective January 28, 2002, regarding a change in accountants from Grant Thornton LLP to Paritz & Company, P.A.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DIVA ENTERTAINMENT, INC.

Date: July 17, 2002                    By: /s/ Peter C. Zachariou
                                           -----------------------------
                                           Peter C. Zachariou, President