Form 10KSB
period 2002-06-30
DIVA ENTERTAINMENT INC
filed 2002-10-01
CIK 919603

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     For the fiscal year ended  June 30, 2002
                               --------------

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to _________________

                         Commission File No.  2-78335-NY
                                             ------------

                            DIVA ENTERTAINMENT, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

           Delaware                                                 33-0601498
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

6100 Wilshire Boulevard, Suite 710, Los Angeles, California              90048
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number: (323) 692-1730
                           --------------

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

                                  YES   X     NO ____
                                      ------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Not applicable

State the issuer's revenues for its most recent fiscal year:  $2,013,855.

The aggregate market value of the voting and non-voting equity held by non-affiliates is not determinable since the Company's common stock is not traded.

State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 5,498,800 shares of Common Stock, $0.001 par value per share, as of June 30, 2002.

Transitional Small Business Disclosure Format (check one): YES ______  NO  X
                                                                          ---

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

         Since April 28, 1999, the Company has been engaged in the business of owning, operating and managing talent management companies through its subsidiary Diva Entertainment, Inc., a Florida corporation ("Diva-Florida"), and its subsidiaries - Prima Eastwest Model Management, Inc., a California corporation ("Prima"), and Que Management Inc., a New York corporation ("Que").

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

         The Company also provides hair, makeup and styling services for models, actors, actresses and celebrities. These services not only add value to the Company's existing clients but also provide the Company with entry into the celebrity/entertainment field.

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

         Any talent management company must expand by increasing the talent that it has as part of its portfolio. Que and Prima have had and continue to have a foundation of existing talent, both male and female. The talent base is very diverse including models with different ethnic backgrounds and looks. Furthermore, Que and Prima operate a year-round scouting program with individual scouts traveling around the United States, Europe (both central and eastern) and South America in search of new talent.

         The wide base in both customers and talent enables Prima and Que to meet the demands of its industry. This wide base in customers and talent will also enable Diva to expand its operations.

Employees

         At June 30, 2002, the Company had 18 employees. None of the employees is subject to any collective bargaining agreement. Prima and Que consider their relationships with their employees to be good.

Seasonality

         The Company's business is not affected by seasonality to any significant degree.

Item 2.    Description of Property

         The Company's current address is 180 Varick Street, 13/th/ Floor, New York, New York 10014. Que leases 3,650 square feet of office space at 180 Varick Street, 13/th/ Floor, New York, New York 10014, pursuant to a lease that expires on December 31, 2002. The rent for this space is approximately $6,333.33 per month for the calendar year 2002. The Company is currently in the process of negotiating an extension to the lease for an additional five years.

         Prima leases offices at 6100 Wilshire Boulevard, Suite 710, Los Angeles, California 90048, consisting of 2,476 square feet. Prima leases the offices pursuant to a lease that expires on December 31, 2003 at a rent of $4,580.60 per month.

Item 3.    Legal Proceedings

         The Company is a defendant in the matter of Laszlo Hajdu-Nemath vs. Peter Zachariou Beauty Scene Corp., Diva Entertainment, Inc. and ASD Group, Inc., Case No. 01-600815, in the Supreme Court of the State of New York, County of New York. In this action, the Plaintiff seeks damages for, among other things, the alleged breach of a consulting agreement between the Plaintiff and Peter Zachariou pursuant to which the Plaintiff was to provide consulting services to, among others, the Company. The Company has served a Motion to Dismiss the Complaint based upon documentary evidence and for failure to state a cause of action and will continue to vigorously defend this matter. At this stage of the litigation, management cannot estimate the range of the potential loss in the event the Company is unsuccessful in the defense of this action.

         The Company is also a defendant in the matter of Amanda Masters, et al
v. Wilhelmina Model Agency, et al, Case No. 02-CV-4911 (HB), in the United States District Court, Southern District of New York. The Plaintiffs seek to maintain this as a Class Action under Rule 23 of the Federal Rules of Civil Procedure. The Plaintiffs allege a per se restraint of trade or commerce in violation of the Sherman Antitrust Act, forefeiture and disgorgement of all fees paid to Que received as a result of its alleged wrongful conduct, punitive and exemplary damages and accounting of all costs and expenses, pre-judgment and post-judgment interest, reasonable attorneys fees and costs and such other relief as the Court deems appropriate. Que was served with a Summons and Amended Complaint and intends to vigorously defend this action. At this stage of the litigation, the Company cannot estimate the range of the potential loss, if any, in the event Que is unsuccessful in the defense of this Action.

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

         As of June 30, 2002, the Company had 284 holders of record of its Common Stock.

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

Results of Operations for Fiscal Years ended June 30, 2001 and June 30, 2002

         The Company incurred a loss from operations of $365,000 for the year ended June 30, 2002 ("Fiscal 2002") compared with a loss from operations of $124,000 for the year ended June 30, 2001 ("Fiscal 2001"). Although the Company experienced a difficult year, a large part of the increased loss was due to litigation expenses ($204,000 for the year ended June 30, 2002 compared with $79,000 for the year ended June 30, 2001). The Company's revenues decreased slightly and were $2,014,000 in Fiscal 2002 as compared to $2,032,000 in Fiscal 2001. Selling, general and administrative expenses increased to $2,263,000 in Fiscal 2002 as compared to $1,999,000 in Fiscal 2001. Despite the higher operating loss in Fiscal 2002 compared with Fiscal 2001, the Company's net loss attributable to common stockholders is $282,000 lower in Fiscal 2002 ($462,000) compared with Fiscal 2001 ($744,000). The reasons for this were threefold. The Company wrote off the balance of the goodwill in Fiscal 2001 ($463,000) that was not repeated in Fiscal 2002. There was a significantly lower interest charge in Fiscal 2002 ($19,000) compared with Fiscal 2001 ($36,000). During Fiscal 2002, part of the settlement of a litigation matter allowed the waiving of all past and future dividends for some of the Company's Series A Preferred Stock which are issued and outstanding ($28,618.77).

         Prima experienced a difficult Fiscal 2002 with the events of September 11, 2001 just as the Company was beginning to recover from the loss of its entire Profile division and its two most senior managers in the Print division for men in Fiscal 2001. As a result, in Fiscal 2002, Prima sales only increased to $482,000 compared to $446,000 for Fiscal 2001. In Fiscal 2002, Prima selling, general and administrative expenses increased to $623,000 compared to $606,000 for Fiscal 2001. Due to the write off of the balance of the goodwill at the end of Fiscal 2001 ($463,000), Prima incurred no amortization of goodwill in Fiscal 2002. Thus, the operating loss decreased to $183,000 in Fiscal 2002 from a loss of $245,000 in Fiscal 2001.

         Que also experienced a difficult Fiscal 2002 with the events of September 11, 2001 particularly as it operates in New York. However, by the end of Fiscal 2002, the sales of Que had recovered to levels of Fiscal 2001 although obviously there was no growth due to the very large loss of business immediately after September 11, 2001. In Fiscal 2002 sales only decreased to $1,531,000 compared to $1,586,000 in Fiscal 2001. The selling, general and administrative expenses did increase, rising to $1,432,000 in Fiscal 2002 from $1,306,000 in Fiscal 2001. Thus, the operating profit in Fiscal 2001 of $208,000 decreased to an operating profit of $26,000 in Fiscal 2002. Management continues to expect improvement in sales during the forthcoming years, although there can be no assurance that this will happen.

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

         The events of September 11, 2001 at the World Trade Center had and continue to have a detrimental impact on the operations of both Prima and Que in Fiscal 2002. The extent and duration of this impact is not yet known although the operations are showing signs of recovering to levels prior to those events.

Liquidity and Capital Resources

         On June 30, 2002, the Company had a working capital deficit of $1,209,000 as compared to a working capital deficit of $787,000 on June 30, 2001. The increase in working capital deficit is primarily due to the increased accounts payable to talent and reduced accounts receivable (partly caused by an increase in the allowance for doubtful accounts of $145,000). The Company requires capital resources as the operating companies must pay their modeling talent soon after services are rendered. While the accounts receivable for these operating companies are generally due in 30 days, they are usually collected within 60 to 120 days.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

         The following table sets forth certain information with respect to the Directors and Executive Officers of the Company.

Name                 Age      Position
----                 ---      --------

Peter Zachariou      42       President, Chairman of the Board and Treasurer

David Lean           57       Principal Accounting Officer, Acting Secretary
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

Item 10.   Executive Compensation

         No Director or Executive Officer of the Company received any cash compensation during the fiscal year ended June 30, 2002. Peter Zachariou and David Lean spend part time on the business of the Company.

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

Item 12.   Certain Relationships and Related Transactions

         Peter Zachariou, Chairman of the Board, President and Treasurer of the Company, and Havilland Limited, principal stockholder, have from time to time made cash advances to the Company. The advances are secured by liens on all of the Company's assets and evidenced by a series of promissory notes which are payable on July 3, 2003. The advances by Peter Zachariou accrue interest at the rate of 8% per annum. The outstanding amounts of such advances as at June 30, 2002 were $383,000 and $95,000, respectively.

         On June 30, 2001, Havilland Limited entered into an agreement with JRCI, now known as Providential Holdings, Inc., whereby the 4,225,000 shares of common stock, 3,000 shares of Series B Redeemable Convertible Preferred Stock and the rights, title and interest in the Option Agreement (see Note H to the Financial Statements) owned by JRCI were exchanged for (i) the assignment to and assumption by Havilland of (A) the amounts due by JRCI to officers of the Company and (B) the amounts due to JRCI from the Company amounting to $94,843 and (ii) the return of 135,000 shares of common stock of JRCI owned by Havilland.

Item 13.   Exhibits and Reports on Form 8-K

(a)      Exhibits

         2.1 Agreement and Plan of Reorganization, dated December 30, 1999 between Registrant, Diva Entertainment, Inc., Diva Acquisition Corp. and J R Consulting, Inc. (1)
         3.1   Certificate of Incorporation. (2)
         3.2   By-laws. (2)
         3.3 Amendment to Certificate of Incorporation changing name to Diva Entertainment, Inc. (1)
         3.4 Certificate of Designation - Series A Convertible Preferred Stock. (3)
         3.5 Certificate of Designation - Series B Redeemable Convertible Preferred Stock. (3)
         3.6 Certificate of Designation - Series C Convertible Preferred Stock. (3)
         21.1  List of subsidiaries. (3)
         99.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of
               2002.

     -------------------------------

(1) Incorporated by reference to the exhibit of same number filed with the Company's Form 8-K dated April 28, 2000 and filed August 9, 2000.
(2) Incorporated by reference to the exhibit of same number filed with the Company's Registration Statement on Form 10-SB, File No. 0-23506.
(3) Incorporated by reference to the exhibit of the same number filed with the Company's Form 10-KSB for the year ended June 30, 2001 filed July 3, 2001.

(b) Form 8-K

         None.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DIVA ENTERTAINMENT INC.


Date:  September 30, 2002               By: /s/ Peter C. Zachariou
                                           -------------------------------------
                                              Peter C. Zachariou, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                      DATE

/s/ Peter C. Zachariou
-------------------------
PETER C. ZACHARIOU            President/Principal        September 30, 2002
                              Executive and Director


/s/ David Lean
-------------------------
DAVID LEAN                    Principal Accounting       September 30, 2002
                              Officer and Director


    Supplemental Information to be Furnished with Reports Filed Pursuant to
          Section 15(d) of the Exchange Act by Non-Reporting Issuers.

         No annual report or proxy material has been sent to security holders nor are such materials anticipated to be sent, with the exception of this Annual Report on Form 10-KSB.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----
Independent Auditors' Report                                          F-2

Financial Statements

      Consolidated Balance Sheet                                      F-3

      Consolidated Statements of Operations                           F-5

      Consolidated Statement of Stockholders' Deficiency              F-6

      Consolidated Statements of Cash Flows                           F-7

      Notes to Consolidated Financial Statements                      F-8 - F-20

                          INDEPENDENT AUDITORS' REPORT


Stockholders
Diva Entertainment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Diva Entertainment, Inc. and Subsidiaries (the "Company") as of June 30, 2002, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business; however, currently such realization of assets and liquidation of liabilities are subject to significant uncertainties.

As shown in the accompanying financial statements, as of June 30, 2002, the Company's current liabilities exceeded its current assets by $1,209,293 and its total liabilities exceeded its total assets by $1,433,128. These factors, among others, indicate that the Company may be unable to continue existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The appropriateness of the Company to continue using the aforementioned basis of accounting is dependent upon, among other things, the ability to: (1) obtain profitability and positive cash flow from ongoing operations and (2) maintain and increase existing credit facilities or raise additional capital.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diva Entertainment, Inc. and Subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for the years ended June 30, 2002 in conformity with generally accepted accounting principles in the United State of America.


PARITZ & COMPANY, P.A.
Hackensack, New Jersey
August 23, 2002

                    Diva Entertainment, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002

                                     ASSETS

CURRENT ASSETS

    Cash                                                      $   14,152
    Accounts receivable - net of allowance for doubtful
        accounts of $ 250,000                                    456,433
    Prepaid expenses and other current assets                     78,472
                                                              ----------

                  Total current assets                           549,057

PROPERTY AND EQUIPMENT, net of accumulated
    depreciation and amortization                                 60,334

OTHER ASSETS

    Security deposits                                             43,638
                                                              ----------

                  Total other assets                              43,638
                                                              ----------

                  Total assets                                $  653,029
                                                              ==========


The accompanying notes are an integral part of this statement.

                    Diva Entertainment, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 2002


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Cash overdraft                                                  $   106,425
    Accounts payable - talents                                          752,494
    Accounts payable - other                                             72,059
    Dividends payable                                                   381,865
    Accrued expenses and other current liabilities                      350,664
    Due to parent                                                        94,843
                                                                    -----------

                  Total current liabilities                           1,758,350


OTHER LIABILITIES
    Due to officer                                                      327,807
                                                                    -----------

                  Total liabilities                                   2,086,157


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' DEFICIENCY
    Series A convertible preferred stock, $.001 par value;
        575 shares issued and outstanding                             1,010,000
    Series B redeemable convertible preferred stock, $.001 par
        value; 3,000 shares issued and outstanding                    3,000,000
    Series C convertible preferred stock, $1,000 par value; 100
        shares issued and outstanding                                   100,000
    Common stock, $.001 par value;
        5,498,800 shares issued and
        outstanding                                                       5,498
    Additional paid-in capital                                           50,425
    Accumulated deficit                                              (5,599,051)
                                                                    -----------

                  Total stockholders' deficiency                     (1,433,128)

                  Total liabilities and stockholders' deficiency    $   653,029
                                                                    ===========


The accompanying notes are an integral part of this statement.

                    Diva Entertainment, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Year ended      Year ended
                                                                June 30, 2002  June 30, 2001
                                                                -------------  -------------
Revenue
    Management fees, net                                         $ 2,013,855     $2,031,917
                                                                 -----------     ----------
Operating expenses
    Selling, general and administrative expenses                   2,262,724      1,999,323
    Depreciation and amortization                                    115,900        156,299
                                                                 -----------     ----------

         Total operating expenses                                  2,378,624      2,155,622
                                                                 -----------     ----------

         Loss from operations                                       (364,769)      (123,705)
                                                                 -----------     ----------
Other (expense)
    Write off of goodwill                                                 --       (463,073)
    Interest expense                                                 (19,222)       (36,220)
                                                                 -----------     ----------


         Total other (expense)                                       (19,222)      (499,293)
                                                                 -----------     ----------

         Net (loss)                                              $  (383,991)    $ (622,998)
         Preferred stock dividends                                   (78,181)      (120,750)
                                                                 -----------     ----------

         (Loss) attributable to common stockholders              $  (462,172)    $ (743,748)
                                                                 ===========     ==========


Basic and diluted (loss) per share                               $      (.08)    $     (.14)
                                                                 ===========     ==========

Weighted-average common stock outstanding                          5,498,800      5,498,800
                                                                 ===========     ==========


The accompanying notes are an integral part of these statements.

                    Diva Entertainment, Inc. and Subsidiaries

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY


                            Series A          Series B          Series C
                         Preferred Stock   Preferred Stock   Preferred Stock
                        ----------------- ----------------- -----------------    Common Stock  Additional                  Total
                                                                                                Paid-in   Accumulated  Stockholders'
                        Shares   Amount   Shares   Amount   Shares   Amount    Shares   Amount  Capital     Deficit     Deficiency
Balance - June 30, 2000  575.0  1,150,000  3,000  3,000,000  100   $  100,000 5,498,800  5,498  50,425     (4,393,131)     (87,208)
                        ------ ---------- ------ ---------- ----   ---------- --------- ------ -------    -----------  -----------
Redeemed                  62.5    125,000     --         --   --           --        --     --      --             --     (125,000)
Accrued Dividends on
Preferred Stock                                                                                              (120,750)    (120,750)
Net income July 1, 2000
to June 30, 2001                                                                                             (622,998)    (622,998)


Balance - June 30, 2001  512.5  1,025,000  3,000  3,000,000  100   $  100,000 5,498,800  5,498  50,425     (5,136,879)    (955,956)
                        ------ ---------- ------ ---------- ----   ---------- --------- ------ -------    -----------  -----------
Redeemed                   7.5     15,000     --         --   --           --        --     --      --             --       15,000)

Accrued dividends on
Preferred Stock             --         --     --         --   --           --        --     --      --        (78,181)     (78,181)
Net loss July 1, 2001
through June 30, 2002       --         --     --         --   --           --        --     --      --       (383,991)    (383,991)
                        ------ ---------- ------ ---------- ----   ---------- --------- ------ -------    -----------  -----------


Balance - June 30, 2002  505.0 $1,010,000  3,000 $3,000,000  100   $  100,000 5,498,800 $5,498 $50,425    $(5,599,051) $(1,433,128)
                        ====== ========== ====== ========== ====   ========== ========= ====== =======    ===========  ===========


The accompanying notes are an integral part of this statement.

                    Diva Entertainment, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year ended     Year ended
                                                                     June 30, 2002  June 30, 2001
                                                                     -------------  -------------
Cash flows from operating activities
    Net loss                                                           $ (383,991)   $ (622,998)
                                                                       ----------    ----------
Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities
      Depreciation and amortization                                       115,900       156,300
      Write off of goodwill                                                    --       463,073
      Loss on disposal of equipment                                         3,452            --
      (Increase) decrease in assets
         Accounts receivable                                              217,796       340,495
         Prepaid expenses and other current assets                        (32,309)      (17,528)
         Security deposits                                                 (2,300)       (2,045)
      Increase (decrease) in liabilities
         Accounts payable - talent                                        272,862       (96,095)
         Accounts payable - other                                         (49,645)     (133,203)
         Accrued expenses and other current liabilities                   (50,733)      211,818
                                                                       ----------    ----------

              Total adjustments                                           475,023       922,815
                                                                       ----------    ----------

              Net cash provided by operating activities                    91,032       299,817
                                                                       ----------    ----------

Cash flows from investing activities
    Purchases of property and equipment                                    (7,489)       (1,000)
    Advances to employees                                                   1,191        15,545
                                                                       ----------    ----------
              Net cash provided by (used in) investing activities          (6,298)       14,545
                                                                       ----------    ----------

Cash flows from financing activities
    Cash overdraft                                                         (3,115)     (132,872)
    Repayment of officers' loans, net                                     (54,967)      (79,165)
    Advances from related parties, net                                      2,500            --
    Redemption of private placement offering, net                         (15,000)     (125,000)
                                                                       ----------    ----------
              Net cash (used in) financing activities                     (70,582)     (337,037)
                                                                       ----------    ----------

              Net increase (decrease) in cash                              14,152       (22,675)

Cash at beginning of period                                                    --        22,675
                                                                       ----------    ----------

Cash at end of period                                                  $   14,152    $       --
                                                                       ==========    ==========

Supplemental disclosures of cash flow information:
    Cash paid during the period for
       interest                                                        $   19,222    $   36,220
                                                                       ==========    ==========

The accompanying notes are an integral part of these statements.

                    Diva Entertainment, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

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

                    Diva Entertainment, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2002 and 2001 (continued)

         2.   Principles of Consolidation

         The consolidated financial statements include the accounts of Diva-Delaware, Diva-Florida and Diva-Florida's wholly-owned subsidiaries, Prima and Que, collectively referred to as the "Company". All significant intercompany transactions have been eliminated in consolidation.

                    Diva Entertainment, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2002 and 2001 (continued)

         3.   Revenue Recognition

         The Company recognizes management revenue upon completion of the service by the model and talents.

         4.   Property and Equipment

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

         5.   Use of Estimates in the Financial Statements

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

         6.   Fair Value of Financial Instruments

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

         7.   Intangible Assets

         Intangible assets are recorded and amortized over fifteen years using the straight-line method. At each balance sheet date, the Company evaluates the recoverability of goodwill based on expectations of nondiscounted cash flows. If the sum of the nondiscounted cash flows is less than the carrying amount of all assets, including intangible assets, the Company recognizes an impairment loss. For the year ended June 30, 2002, the Company has not recorded an impairment loss.

                    Diva Entertainment, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2002 and 2001 (continued)

         8.   Stock-Based Compensation

         The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which permits the Company to account for stock option grants in accordance with APB Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Under APB No. 25, compensation expense is recorded when the exercise price of the Company's employee stock option is less than the market price of the underlying stock at the date of grant. At June 30, 2002, there are no options issued and outstanding to employees.

         9.   Comprehensive Income

         The Company records comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 requires unrealised gains and losses in investments available for sale to be included in other comprehensive income. The components of comprehensive income and the effect on earnings for the year ended June 30, 2002 is detailed in the Company's accompanying consolidated statement of stockholders' equity. The assets relating to the balance in other comprehensive income were sold during the year ended June 30, 2002.

         10.  Earnings Per Share

         Basic earnings per share amounts have been computed using the weighted-average number of common and common equivalent shares outstanding during each year. Diluted earnings per share amounts have been computed using the weighted-average number of common and common equivalent shares and the dilutive potential common outstanding during each year. For the year ended June 30, 2002, convertible preferred stock has been excluded from the calculation of diluted income (loss) per share as its effect would have been antidilutive. For the year ended June 30, 2002, convertible preferred stock has been excluded from the calculation of diluted income per share since the number of common shares the preferred stock is convertible into is not known, because the conversion is dependent on the market value of the common stock. At June 30, 2002, there is no determinable market value of the common stock, since it is not currently trading on any stock exchange.

                    Diva Entertainment, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2002 and 2001 (continued)

         A reconciliation between basic and diluted earnings per share is as follows:

                                                                 Year ended June 30,
                                                              -------------------------
                                                                 2002           2001
                                                              ----------     ----------
        Basic earnings per share

        Income (loss) applicable to common stockholders      $  (462,172)   $  (743,748)
        Basic common shares                                    5,498,800      5,498,800
        Basic earnings (loss) per share                            $(.08)         $(.14)

        Diluted earnings per share

        Income (loss) applicable to common stockholders      $  (462,172)   $  (743,748)
        Basic common shares                                    5,498,800      5,498,800
        Plus impact of convertible preferred stock                    --             --
        Diluted common shares                                  5,498,800      5,498,800
        Diluted earnings per share                           $     (.08)    $     (.14)

NOTE B - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                     Amount
                                                                     ------

                Office equipment and fixtures                       $221,554
                Leasehold improvements                              $263,394
                                                                    --------


                Less accumulated depreciation and amortization      $424,614
                                                                    --------

                Property and equipment, net                         $ 60,334
                                                                    ========

                    Diva Entertainment, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2002 and 2001 (continued)

         Depreciation and amortization expense for the years ended June 30, 2002 and 2001 was $115,900 and $156,299, respectively.

                    Diva Entertainment, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2002 and 2001 (continued)

NOTE C - GOODWILL

         In prior years, Prima has recorded goodwill resulting from a business combination, which is being amortized on the straight-line method over fifteen years. However, at the end of the previous fiscal year, the Company recorded an impairment loss to the goodwill writing off the remaining balance in that account.

NOTE D - RELATED PARTY TRANSACTIONS

         Due to Officer

         The amounts due to an officer of the Company amounted to $382,774 at June 30, 2002 represent advances made by the officer. The advances are secured by a lien on all the assets of the Company and are evidenced by a series of promissory notes which bear interest at the rate of 8% per annum. The loans are due on July 3, 2003.

         Due to Parent

         The amount due to parent of $94,842 at June 30, 2002 represents net advances made to the Company. The advances are secured by a lien on all the assets of the Company and are evidenced by a series of promissory notes. The loans are due on July 3, 2003.

NOTE E - INCOME TAXES

         In Fiscal 2002, no Federal, state and local tax expense was recorded as a result of the net operating loss ("NOL") carryforwards. In Fiscal 2002, no Federal, state or local income tax expense was recorded due to the net loss incurred. Differences between the income tax expense (benefit) computed at the Federal statutory rate (34%) and reported income taxes (benefit) for 2002 and 2001 are primarily attributable to the valuation allowance of the NOL carryforwards.

         The following is a reconciliation of the statutory Federal income tax rate to the effective rate reported in the financial statements:

                                                           Year ended June 30,
                                                         -----------------------
                                                            2002         2001
                                                          -------      --------

  Provision (benefit) for Federal income taxes at the
           statutory rate                                $(154,000)   $(252,000)
  State and city income taxes, net of Federal income
           tax benefit                                     (34,000)     (67,000)
  Valuation allowance for deferred taxes                   188,000      319,000
                                                         ---------    ---------
  Utilization of NOL carryforwards                               0            0
                                                         ---------    ---------
           Actual provision (benefit) for income taxes   $       0    $       0
                                                         =========    =========

                    Diva Entertainment, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2002 and 2001 (continued)

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

         The following is a summary of the items giving rise to deferred tax assets at June 30, 2002

           Current
              Allowance for doubtful accounts and sales
                  Allowances                                    $   250,000
           Long-term
              Net operating loss carry forward                    5,000,000
                                                                -----------

           Total deferred tax assets                              5,250,000

           Less valuation allowance                               5,250,000
                                                                -----------

           Net deferred tax asset                               $         0
                                                                ===========

The Company has estimated NOL carryforwards of approximately $5,000,000 available for Federal, state and local income tax purposes expiring in various years through June 2017. The Company's ability to utilize these NOL carryforwards to offset future taxable income is significantly limited due to changes in control as defined in Section 382 of the Internal Revenue Code.

NOTE F - COMMITMENTS AND CONTINGENCIES

         1.   Leasing Arrangements

         The Company leases its New York office and Los Angeles office through five-year noncancellable lease agreements expiring in December 2002 and December 2003, respectively.

                    Diva Entertainment, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2002 and 2001 (continued)

         Future minimum rental commitments under the above noncancellable operating leases as of June 30, 2002 are as follows:

                      Year ending June 30,              Amount
                      --------------------              ------

                      2003                              $92,967
                      2004                              $27,484
                      2005                              $     0

         Rent expense for the years ended June 30, 2002 and 2001 was $144,250.57 and $141,225 respectively.

         2.   Contingency

         In December 1997, Prima entered into an Agreement with an unrelated third party to sell certain assets and liabilities. Pursuant to this agreement, Prima assigned the studio lease to the buyer. The future commitments under the lease at June 30, 2002 of approximately $700,000 are payable by the third party through October 2007. Prima is contingently liable for these commitments in case the buyer is in default of such payments.

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

         On or about July 1, 2002, a Complaint was filed in the matter of Keith Mazer and Jehu Hand vs. Diva Entertainment, Inc., a Florida corporation, J.R. Consulting, Inc., a Nevada corporation; and Peter Zachariou, an individual, Case No. B6276807, in the Superior Court of California for the County of Orange or Los Angeles. In their Complaint, Plaintiffs have alleged violations of California corporate securities law, breach of contract and breach of fiduciary duty as controlling stockholders, officers and/or directors and violation of business and profession code This Complaint was not properly served upon the Company. Moreover, it is management's understanding that the Complaint was not filed properly. Notwithstanding the foregoing, management believes that the claims alleged in this Complaint are entirely without merit. However, in order to avoid the cost of litigation, management recently settled this matter

                    Diva Entertainment, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2002 and 2001 (continued)

and has received a Settlement Agreement and Mutual General Release from the Plaintiffs in connection with this settlement. The Company is not required to pay any amounts pursuant to the Settlement Agreement.

NOTE G - PREFERRED STOCK

         The Company has authorized 1,000,000 shares of $0.001 par value preferred stock. At June 30, 2002, 512.5, 3,000 and 100 shares of Series A, B and C preferred stock are issued and outstanding, respectively.

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

         Diva-Delaware immediately commenced a private placement offering of its Series A Preferred after the Acquisition (see Note A), wherein it proposed to sell up to 750 shares of Series A Preferred at a price of $2,000 per share. At June 30, 2001, 375 shares of the Series A Preferred were sold for $750,000, which was received in cash. This, combined with the 200 shares of Series A Convertible Preferred Stock previously issued, resulted in there being 575 shares of Series A Preferred issued and outstanding. However, in Fiscal 2001, their Company redeemed 62.5 shares of Series A Preferred from two of its stockholders. The shares were redeemed for $125,000, the price paid for such shares. In addition, in Fiscal 2002, the Company redeemed 7.5 shares of Series A Preferred from two of its stockholders. The shares were redeemed for $15,000, the price paid for such shares. As a result, as at June 30, 2002, the Company had 505 shares of Series A Preferred issued and outstanding.

         The Series A Preferred holders are entitled to receive cumulative preferential dividends at $60 per share per annum, payable annually on each anniversary date of issuance. At the option of Diva-Delaware, such dividend may be paid in cash or in shares of Diva-Delaware's common stock valued at the Conversion Rate, as defined. As of June 30, 2002, total cumulative dividends amounted to $66,988. In addition, the Series A Preferred shall not

                    Diva Entertainment, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2002 and 2001 (continued)

be redeemed without the consent of the holders of the preferred shares. In the event of any liquidation, dissolution or winding up of the Company, the Series A Preferred holders shall be entitled to receive, before any common stockholder, an amount equal to $2,000 per share. In the event there are insufficient funds to pay the series to holders, the holders shall share rateably with all other preferred stockholders. Each share of Series A Preferred shall be converted, at the option of the holders, at any time, and shall be mandatorily converted on the first anniversary of its date of issuance into a number of shares of the Company's common stock at a conversion rate equal to $2,000 divided by 65% at the average market price of the common stock for the five trading days immediately prior to the conversion date. At June 30, 2002, no shares of Series A Preferred stock have been converted into common stock of the Company, since there is no current market for the shares as they are not yet traded on any of the exchanges. Until there is a market for the shares of common stock and the shares of preferred stock become exercisable upon their terms, the shares of preferred stock cannot be converted. Because the conversion price will be less than the fair market value of the common stock, the preferred stock is deemed to have an embedded beneficial conversion feature. This feature allows holders of the preferred stock to acquire shares of the Company's common stock at a purchase price below its deemed fair value. If and when the Company's common stock becomes marketable, $619,231 will be reflected as deemed preferred dividends on the statement of operations.

         In Fiscal 2002, the Company redeemed 62.5 shares of Series A Preferred from two of its stockholders. The shares were redeemed for $125,000, the price paid for such shares.

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

         The Series B Preferred holders are entitled to receive cumulative preferential dividends at $30 per share per annum, payable annually on each anniversary date of issuance. At the option of the Diva-Delaware, such dividend may be paid in cash or in shares of Diva-Delaware's common stock valued at the Conversion Rate, as defined. As of June 30, 2002, total cumulative dividends amounted to $314,877. In addition, the Series B Preferred may be redeemed, in whole or in part, at the option of the Company at a redemption price of $1,000 per share plus any dividends accrued and unpaid. In the event of any liquidation, dissolution or winding up of the Company, the Series B Preferred holders shall be entitled to receive an amount equal to $1,000 per share. In the event there are insufficient funds to pay the

                    Diva Entertainment, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2002 and 2001 (continued)

preferred stock holder, the holder shall share rateably with all other preferred stockholders. Each share of Series B Preferred stock shall be convertible at the option of the holder, at any time after issuance, and shall be mandatorily converted at the tenth anniversary of its date of issuance into a number of shares of the Company's common stock at a conversion rate equal to $1,000 divided by 65% of the average market price of the common stock for the five days immediately prior to the conversion date. At June 30, 2002, no shares of Series B preferred stock have been converted into common stock of the Company since there is no market price for the shares of common stock, as they are not yet traded on any of the exchanges. Until there is a market for the common stock and the shares of preferred stock become exercisable upon their terms, the shares of preferred stock cannot be converted. Because the conversion price will be less than the fair market value of the common stock, the preferred stock is deemed to have an embedded beneficial conversion feature. This feature allows holders of the preferred stock to acquire shares of the Company's common stock at a purchase price below its deemed fair value. If and when the Company's common stock becomes marketable, $1,615,385 will be reflected as deemed preferred dividends on the statement of operations.

          Series C Redeemable Convertible Preferred Stock

         In February 2000, the Company issued 100 shares of Series C Preferred Stock at a price of $1,000 per share. The Series C Preferred holder is entitled to receive 6% per annum upon declaration of dividends by the Company's Board of Directors. At June 30, 2002, there have been no dividends declared. At the option of the Company, such dividend when and if one is declared may be paid in cash or in shares of The Company's common stock valued at the Conversion Rate, as defined. In addition, the Series C Preferred Stock may be redeemed in whole or in part at the option of the Company. Each share is redeemable at 125% of its stated value, plus any amount equal to any dividends accrued but unpaid thereon. In the event of any liquidation, dissolution or winding up of the Company, the Series C Preferred holders shall be entitled to receive, before any common stockholder, an amount equal to $1,000 per share plus any declared and unpaid dividends. In the event, there are insufficient funds to pay the series to holders, the holder shall share rateably with all other preferred stockholders. Each share of Series C Preferred shall be converted, at the option of the holders, at any time, and shall be mandatoraly converted on the first anniversary of the date of the issuance into a number of shares of the Company's common stock at a conversion rate equal to $1,000 divided by 65% at the average market price of the common stock for the five trading days immediately prior to the conversion date. At June 30, 2002, no shares of Series C preferred stock have been converted into common stock of the Company since there is no market price for the shares of common stock, as they are not yet traded on any of the exchanges. Until there is a market for the shares of common stock and the shares of preferred stock become exercisable on their terms, the shares of preferred stock cannot be converted. Because the conversion price will be less than the fair market value of the common stock, the

                    Diva Entertainment, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2002 and 2001 (continued)

preferred stock is deemed to have an embedded beneficial conversion feature. This feature allows holders of the preferred stock to acquire shares of the Company's common stock at a purchase price below its deemed fair value. If and when the Company's common stock becomes marketable, $55,846 will be reflected as deemed preferred dividends on the statement of operations.

         4.   Option Agreement

         JRCI and Diva-Delaware also entered into an Option Agreement giving JRCI the option to purchase additional shares of Diva-Delaware's common stock at its par value of $.001 per share in order for JRCI to maintain JRCI's ownership of the outstanding shares of Diva-Delaware's common stock at no less than 65%. The option expires when all of the shares of Diva-Delaware's Series A Preferred have been converted into shares of Diva-Delaware's common stock. The rights under this Agreement were assigned to Havilland.

                    Diva Entertainment, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2002 and 2001 (continued)

NOTE H - SEGMENT INFORMATION

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

         Reportable Segment Information

                                     NY         CA       Corporation     Total
                                     --         --       -----------     -----

2002
----
Revenue                          $1,531,467  $ 482,388          --   $2,013,855
Interest expense                      9,602      9,619          --       19,222
Depreciation and amortization        73,900     42,000          --      115,900
Segment profit (loss)                25,834   (182,690)   (207,914)    (364,770)
Segment  assets                     771,467    191,962    (305,400)     658,029
Expenditure for segment assets        5,489      2,000          --        7,489

2001
----
Revenue                          $1,585,789  $ 446,128   $      --   $2,031,917
Interest expense                     36,220         --          --       36,220
Depreciation and amortization        71,700     84,600          --      156,300
Segment profit (loss)               101,942   (707,741)    (17,199)     (71,374)
Segment assets                      803,005    217,246     (85,133)     935,118
Expenditure for segment assets        1,000         --          --        1,000

                                 Exhibit Index

Exhibit Number    Exhibit Description

99.1 Certification pursuant to Section 906 of Sarbanes - Oxley Act of 2002