Form 10QSB
period 2002-09-30
DIVA ENTERTAINMENT INC
filed 2002-11-14
CIK 919603

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

[X]	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Suite 710, 6100 Wilshire Boulevard, Los Angeles, California 90048
(Address of principal executive offices)

(323) 692-1730
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X   NO

The number of shares outstanding of the issuer’s Common Stock, $.001 par value per share, as of November 14, 2002 is 5,498,800.

Transitional Small Business Disclosure Format (check one):

YES        NO   X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Information
Diva Entertainment, Inc.

Consolidated Condensed Balance Sheet

	9/30/02 (unaudited)	6/30/02 (audited)
Assets	$	$
Current assets
Cash	—	14,152
Accounts Receivable	739,700	456,433
Other current assets	101,863	78,472

Total current assets	841,563	549,057
Property, plant and equipment, net of accumulated depreciation of $449,975 and $424,614 at September 30, 2002 and June 30, 2002, respectively	61,112	60,334
Other assets
Other assets	43,638	43,638

Total other assets	43,638	43,638
Total Assets	946,322	653,029

Liabilities
Current liabilities
Overdraft	54,545	106,425
Accounts payable	875,086	824,553
Accrued liabilities	410,543	350,664
Other current liabilities	748,262	476,708

Total current liabilities	2,088,440	1,758,350
Other liabilities
Debt payable after 12 months	313,353	327,807

Total Liabilities	2,401,793	2,086,157

Stockholders’ Deficiency
Common stock	5,498	5,498
Paid in capital in excess of par value	50,425	50,425
Series A convertible preferred stock	1,010,000	1,010,000
Series B redeemable convertible preferred stock	3,000,000	3,000,000
Series C redeemable convertible preferred stock	100,000	100,000
Retained earnings	(5,621,394)	(5,599,051)

Total Stockholders’ Deficiency	(1,455,471)	(1,433,128)

	946,322	653,029

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Financial Information
Diva Entertainment, Inc.

Consolidated Condensed Statement of Operations
	Three Months Ended
	9/30/02 (unaudited)	9/30/01 (unaudited)
	$	$
Revenue	537,780	558,716
SG&A expenses	557,349	570,014

Operating Loss	(19,569)	(11,298)
Interest expense	115	4,929

Pre-Tax Loss	(19,684)	(16,227)
Income tax expense	2,659	—

Net Loss	(22,343)	(16,227)

Weighted average number of common shares outstanding	5,498,800	5,498,800
Net loss per share of common stock	$0.00	$(0.00)

The accompanying notes are an integral part of consolidated financial statements.

Consolidated Financial Information
Diva Entertainment, Inc.

Consolidated Condensed Statement of Cash Flows

	Three Months Ended
	9/30/02 (unaudited)	9/30/01 (unaudited)
	$	$
Operating activities
Net loss	(22,343)	(16,227)
Depreciation and amortization	25,360	28,800
Change in other net operating assets	(172,855)	146,398
Increase in cash overdraft	(51,876)	46,270
Other	233,709	(194,400)

Net cash provided by operating activities	11,995	10,841
Investing activities capital expenditures	(26,147)	—

Net cash used in investing activities	(26,147)	—
Financing activities Buy-back Series A Preferred stock	—	(5,000)

Net cash used in financing activities	—	(5,000)

Increase in cash	(14,152)	5,841
Cash at beginning of period	14,152	—
Cash at end of period	—	5,841

The accompanying notes are an integral part of the consolidated financial statements.

Diva Entertainment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The auditors’ opinion on the June 30, 2002 financial statements contained an additional paragraph questioning the Company’s ability to continue in existence. In addition, the accountants’ review report on the financial statements for the nine months three months ended September 30, 2002 contained a similar paragraph. Results for interim periods should not be considered indicative of results for any other interim period or for future years.

Note 2

Income taxes of $2,659 were paid during the three months ended September 30, 2002.

Note 3

The effects of non-cash investing and financing activities have been excluded from the statement of cash flows in accordance with SFAS 95.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

Diva Entertainment, Inc. (the “Company”) had a net operating loss of $19,569 for the quarter ended September 30, 2002, compared with a net operating loss of $11,298 for the quarter ended September 30, 2001. Although revenues decreased by $20,936, or 3.75%, for the quarter, SG&A expenses only decreased by $12,665 or 2.2%. Interest expenses were $115 for the three months ended September 30, 2002 as compared to $4,929 for the three months ended September 30, 2001.

The operating profit of Prima Eastwest Model Management, Inc. (“Prima”) in the quarter ended September 30, 2002, showed no significant change from the corresponding period in the previous year (a loss of $71,000 compared with a loss of $67,000). The revenue was approximately 3% higher, increasing from $101,000 in the quarter ended September 30, 2001 to $104,000 in the quarter ended September 30, 2002. This is a reflection of a stagnant industry due to uncertainty in the economy. At the same time, SG&A expenses increased by 7%. These expenses increased from $157,000 in the quarter ended September 30, 2001 to $168,000 in the quarter ended September 30, 2002. The lower depreciation, amortization and interest expenses for the quarter ended September 30, 2002 compared with the quarter ended September 30, 2001 meant that the net loss for Prima only increased from $69,000 for the quarter ended September 30, 2001 to $71,000 for the quarter ended September 30, 2002.

The Company continued to make a profit on its Que Model Management, Inc. (“Que”) operations for the quarter ended September 30, 2002. In the quarter ended September 30, 2002, Que had revenue of $433,000 compared with $457,000 for the fiscal quarter ended September 30, 2001, which is a decrease of approximately 5.25%. This is a reflection of a stagnant industry due to uncertainty in the economy. At the same time SG&A expenses decreased by approximately 20% from $375,000 for the quarter ended September 30, 2001 to $300,000 for the quarter ended September 30, 2002. The operating profit after depreciation and amortization changed from a profit of $64,000 for the fiscal quarter ended September 30, 2001 to a profit of $117,000 for the fiscal quarter ended September 30, 2002. Interest expense declined from $2,000 in the quarter ended September 30, 2001 to $100 for the quarter ended September 30, 2002.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

a.	Exhibits.

Exhibit No.	Description
99	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 Certifications Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

b.	Form 8-K.

On August 15, 2000, the Company filed a Form 8-K dated July 31, 2000 regarding a change in the Company’s accountants. On September 3, 2000, the Company filed a Form 8-K/A regarding the same change in the Company’s accountants.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVA ENTERTAINMENT, INC.

Date: November 13, 2002	By:	/s/ Peter C. Zachariou
Peter C. Zachariou, President