Form 10QSB
period 2002-12-31
DIVA ENTERTAINMENT INC
filed 2003-02-14
CIK 919603

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________.

Commission file number   0-23506

DIVA ENTERTAINMENT, INC.

(Exact name of small business issuer in its charter)

Delaware	33-0601498

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6100 Wilshire Boulevard, Suite 710, Los Angeles, California 90048

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

Yes ☒	No ☐

     The number of shares outstanding of the issuer’s Common Stock, $.001 par value per share, as of February 13, 2003, is 5,498,800.

Transitional Small Business Disclosure Format (check one):

Yes ☒	No ☐

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

Consolidated Financial Information
Diva Entertainment, Inc.

Consolidated Condensed Balance Sheet

	12/31/02 (unaudited)	6/30/02 (audited)

	$	$
Assets
Current assets
Cash	27,027	14,152
Accounts Receivable	698,454	456,433
Other current assets	82,525	78,472

Total current assets	808,006	549,057
Property, plant and equipment, net of accumulated depreciation of $465,434 and $424,614 at December 31, 2002 and June 30, 2002, respectively	46,974	60,334
Other assets
Other assets	43,638	43,638

Total other assets	43,638	43,638
Total Assets	898,618	653,029

Liabilities
Current liabilities
Overdraft	—	106,425
Accounts payable	1,136,643	824,553
Accrued liabilities	238,254	350,664
Other current liabilities	701,572	476,708

Total current liabilities	2,076,469	1,758,350
Other liabilities
Debt payable after 12 months	328,572	327,807

Total Liabilities	2,405,041	2,086,157
Stockholders’ Deficiency
Common stock	5,498	5,498
Paid in capital in excess of par value	50,425	50,425
Series A convertible preferred stock	1,010,000	1,010,000
Series B redeemable convertible preferred stock	3,000,000	3,000,000
Series C redeemable convertible preferred stock	100,000	100,000
Retained earnings	(5,672,346)	(5,599,051)

Total Stockholders’ Deficiency	(1,506,423)	(1,433,128)

	898,618	653,029

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Financial Information
Diva Entertainment, Inc.

Consolidated Condensed Statement of Operations

	Three Months Ended		Six Months Ended

	12/31/02 (unaudited)	12/31/01 (unaudited)	12/31/02 (unaudited)	12/31/01 (unaudited)

	$	$	$	$
Revenue	495,896	466,863	1,033,676	1,025,578
SG&A expenses	546,847	398,653	1,104,196	968,666

Operating Profit (Loss)	(50,951)	68,210	(70,520)	56,912
Interest expense	—	4,249	115	9,179

Pre-Tax Profit (Loss)	(50,951)	63,961	(70,635)	47,734
Income tax expense	—	—	2,660	—

Net Income (Loss)	(50,951)	63,961	(73,295)	47,734

Weighted average number of common shares outstanding	5,498,800	5,498,800	5,498,800	5,498,800
Net income (loss) per share of common stock	$(0.01)	$0.01	$(0.01)	$0.01

The accompanying notes are an integral part of consolidated financial statements.

Consolidated Financial Information
Diva Entertainment, Inc.

Consolidated Condensed Statement of Cash Flows

	Six Months Ended

	12/31/02 (unaudited)	12/31/01 (unaudited)

	$	$
Operating activities
Net income (loss)	(73,295)	47,734
Depreciation and amortization	40,820	57,600
Change in other net operating assets	(42,341)	357,513
Increase in cash overdraft	(106,425)	(109,540)
Other	221,576	(174,105)

Net cash provided by (used in) operating activities	40,335	179,202
Investing activities capital expenditures	(27,460)	—
Net cash provided by (used in) investing activities	(27,460)	—

Financing activities share redemption	—	(15,000)

Net cash provided by (used in) financing activities	—	(15,000)

Increase in cash	12,875	164,202
Cash at July 1, 2002	14,152	—
Cash at December 31, 2002	27,027	164,202

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

Note 2

No income taxes were paid during the three months ended December 31, 2002.

Note 3

The effects of non-cash investing and financing activities have been excluded from the statement of cash flows in accordance with SFAS 95.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Results of Operations

Three Months Ended December 31, 2002 as Compared to Three Months Ended December 31, 2001

          Revenue for Diva Entertainment, Inc. (the “Company”) increased by approximately $29,000 or approximately 6.2% from approximately $467,000 for the three months ended December 31, 2001 to approximately $496,000 for the three months ended December 31, 2002.  At the same time SG&A expenses for the three month period increased by approximately $148,000 (an increase of approximately 37%) from approximately $399,000 for the three months ended December 31, 2001 to $547,000 for the three months ended December 31, 2002. Corporate expenses, including professional and consulting expenses, normally only a nominal amount, accounted for approximately $66,000 of the SG&A expenses for the period and was primarily responsible for the significant increase in the SG&A expenses.    As a result, the Company had an operating loss of approximately $51,000 for the three months ended December 31, 2002 compared to an operating profit of approximately $68,000 for the three months ended December 31, 2001. Interest expense for the fiscal quarter ended December 31 2002 (approximately $0) was less than for the corresponding period in the previous year (approximately $4,000).

          In the quarter ended December 31, 2002, the operating performance of the Company’s California operations which are carried on by the Company’s subsidiary, Prima Eastwest Model Management, Inc. (“Prima”), showed a deterioration from the corresponding period in the previous year (a loss of approximately $51,000 compared with a loss of approximately $44,000for the corresponding prior year period).  Prima’s revenue was approximately 33% lower than the corresponding period the prior year, decreasing from approximately $132,000 in the quarter ended December 31, 2001 to approximately $88,000 in the quarter ended December 31, 2002.  The Company believes that the negative trend in revenues was primarily due to a slowing in the overall economy and demand for model talent in that market.  At the same time, Prima’s SG&A expenses only decreased by approximately 21% from approximately $176,000 in the quarter ended December 31, 2001 to approximately $139,000 in the quarter ended December 31, 2002.  Management of Prima is conscious of the decline in revenue and is attempting to implement initiatives to both increase revenues and reduce operating expenses within the current economic environment.  There is no guarantee that this can be accomplished.

          For the quarter ended December 31, 2002, the Company’s New York City operations, carried on by the Company’s subsidiary, Que Management, Inc. (“Que”), continued to be profitable.  In the quarter ended December 31, 2002, Que had revenue of approximately $408,000 compared with approximately $335,000 for the fiscal quarter ended December 30, 2001, an increase of approximately 22%.  The increase took place despite a slowing in the overall economy and demand for model talent.  Revenue for the period ended December 31, 2001 was adversely affected by the aftermath of the events of September 11, 2001. At the same time SG&A expenses increased by approximately 78% from approximately $192,000 for the quarter ended December 31, 2001 to approximately $342,000 for the quarter ended December 31, 2001.  This was largely due to the cost of increased staffing required to support the increased business.  Que’s operating performance declined from a profit of approximately $143,000 for the fiscal quarter ended December 31, 2001 to a profit of approximately $67,000 for the fiscal quarter ended December 31, 2002.

Six Months Ended December 31, 2002 as Compared to Six Months Ended December 31, 2001

          Revenue increased by approximately $8,000 or approximately 0.8% from approximately $1,026,000 for the six months ended December 31, 2001 to approximately $1,034,000 for the six months ended December 31, 2002.  SG&A expenses increased by approximately $135,000 or approximately 14% from approximately $969,000 for the six months ended December 31, 2001 to $1,104,000 for the six months ended December 31, 2002.  Corporate expenses, including professional and consulting, normally only a nominal amount, accounted for approximately $131,000 of the SG&A expenses for the period and was primarily responsible for the significant increase in the SG&A expenses.  As a result, the Company had an operating loss of approximately $71,000 for the six months ended December 31, 2002 compared to an operating profit of approximately $57,000 for the three months ended December 31, 2001. Interest expense for the six months ended December 31 2002 (approximately $100) was significantly less than for the corresponding period in the previous year (approximately $9,000).

          The operating performance of Prima in the six months ended December 31, 2002, showed a decline from the corresponding period in the previous year (a loss of approximately $122,000 compared with a loss of approximately $111,000 in the corresponding period of the prior year).  Prima’s revenue was approximately 18% lower, declining from approximately $233,000 in the six months ended December 31, 2001 to approximately $191,000 in the six months ended December 31, 2002.  This decline was primarily a reflection of a slowing economy and demand for model talent.  At the same time, Prima’s SG&A expenses only declined by approximately 8.7% (from approximately $344,000 in the six months ended December 31, 2001 to approximately $314,000 in the six months ended December 31, 2002.

          The Company’s Que operations continued to be profitable for the six months ended December 31, 2002.  In the six months ended December 31, 2002, Que had revenue of approximately $842,000 compared with approximately $792,000 for the six months ended December 30, 2001, an increase of approximately 6%. At the same time Que’s SG&A expenses increased by approximately 12.6% from approximately $585,000 for the six months ended December 31, 2001 to approximately $659,000 for the six months ended December 31, 2002.  Que’s operating performance declined from a profit of approximately $208,000 for the six months ended December 31, 2001 to a profit of approximately $183,000 for the six months ended December 31, 2002.

Liquidity and Capital Resources

          Although revenue increased marginally, the Company has experienced a loss over the six months ended December 31, 2002. As a result, during the six month period from June 30, 2002 to December 31, 2002, the Company’s working capital deficit increased from approximately $1,209,000 to approximately $1,268,000.  The Company’s strategy to improve its working capital position is to undertake to increase revenues and control operating expenses and, if feasible, raise additional capital.  There is no assurance that this can be accomplished or that the Company will be able to obtain any additional funding.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

          The Company from time to time is subject to routine litigation which is incidental to its business.

Item 5.  Other Information.

          The Company does not have an independent Audit Committee of its Board of Directors.  The entire Board of Directors functions as the Company’s Audit Committee.  The Sarbanes-Oxley Act of 2002  (“Sarbanes-Oxley Act”) and proposed U.S. Securities and Exchange Commission Rules currently under review to implement the Sarbanes-Oxley Act impose certain standards on listed companies relative to the maintenance and operations of Board of Directors Audit Committees, including but not limited to the requirement that Audit Committees be appointed, that membership of such committees comprise only independent directors, that a financial professional be among the membership of such committee and that such committee be afforded an adequate operating budget and be able to employ independent professional advisors.  The Sarbanes-Oxley Act also requires that the Audit Committee oversee the work of a company’s outside auditors and that the outside auditors be responsible to the Audit Committee.  At this time, the Company is not in compliance with the requirements of the Sarbanes-Oxley Act as they relate to independent Board of Directors Audit Committees.  The Company believes that under Rules proposed by the U.S. Securities and Exchange Commission on January 14, 2003 to implement these provisions of the Sarbanes-Oxley Act it is not required to comply with its requirements relating to the appointment of an independent Audit Committee of its Board of Directors and conforming with the enumerated standards and guidelines because the Company is not a “Listed Company” as defined therein.  Notwithstanding, the final statutes, rules and regulations implementing the Sarbanes-Oxley Act have not been adopted in final form as of this time and the Company may ultimately be determined to not be incompliance therewith and may therefore face penalties and restrictions on its operations until it comes into full compliance.  Additionally, the Company’s failure to comply with the provisions of the Sarbanes-Oxley Act could preclude it from being listed on NASDAQ or any other stock exchanges until it can show that it is in compliance.

Item 6.  Exhibits and Reports on Form 8-K.

a.	Exhibits.

	Exhibit No.	Description

	99	Certifications required by Sections 906 and 302 of the Sarbanes-Oxley Act of 2002

b.	Form 8-K.	None.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVA ENTERTAINMENT, INC.

Date: February 13, 2003	By:	/s/ PETER C. ZACHARIOU

Peter C. Zachariou, President

EXHIBIT 99

CERTIFICATION PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

          The undersigned, Peter Zachariou and David Lean, hereby jointly certify as Follows:

a.     They are the President and the Chief Financial Officer, Respectively, of Diva Entertainment, Inc. (the “Company”);

b.     To the best of their knowledge, the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002 (the “Report”) complies in all material respects with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

c.     To the best of their knowledge, based upon a review of the Report, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the period certified.

By:	/s/ PETER ZACHARIOU

Peter Zachariou, President

Date: February 13, 2003

By:	/s/ DAVID LEAN

David Lean, Chief Financial Officer

Date: February 13, 2003