Form 10QSB
period 2003-03-31
DIVA ENTERTAINMENT INC
filed 2003-05-15
CIK 919603

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark one)

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(212) 807-6994

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

YES ☒	NO ☐

          The number of shares outstanding of the issuer’s Common Stock, $.001 par value per share, as of May 14, 2003, is 5,498,800.

Transitional Small Business Disclosure Format (check one):

YES ☐	NO ☒

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

Consolidated Financial Information
Diva Entertainment, Inc.

Consolidated Condensed Balance Sheet

	3/31/03 (unaudited)	6/30/02 (audited)

	$	$
Assets
Current assets
Cash	—	14,152
Accounts Receivable	538,554	456,433
Other current assets	42,706	78,472

Total current assets	581,260	549,057
Property, plant and equipment, net of accumulated depreciation of $473,249 and $424,614 at March 31, 2003 and June 30, 2002, respectively	40,472	60,334
Other assets
Other assets	38,820	43,638

Total other assets	38,820	43,638
Total Assets	660,552	653,029

Liabilities
Current liabilities
Overdraft	109,942	106,425
Accounts payable	1,042,055	824,553
Accrued liabilities	242,801	350,664
Other current liabilities	670,075	476,708

Total current liabilities	2,332,144	1,758,350
Other liabilities
Debt payable after 12 months	267,271	327,807

Total Liabilities	2,332,144	2,086,157
Stockholders’ Deficiency
Common stock	5,498	5,498
Paid in capital in excess of par value	50,425	50,425
Series A convertible preferred stock	1,010,000	1,010,000
Series B redeemable convertible preferred stock	3,000,000	3,000,000
Series C redeemable convertible preferred stock	100,000	100,000
Retained earnings	(5,837,515)	(5,599,051)

Total Stockholders’ Deficiency	(1,671,592)	(1,433,128)

	660,552	653,029

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Financial Information
Diva Entertainment, Inc.

Consolidated Condensed Statement of Operations

	Three Months Ended		Nine Months Ended

	3/31/03 (unaudited)	3/31/02 (unaudited)	3/31/03 (unaudited)	3/31/02 (unaudited)

	$	$	$	$
Revenue	286,562	437,950	1,320,238	1,463,528
SG&A expenses	451,732	589,233	1,555,928	1,557,900

Operating Profit (Loss)	(165,170)	(151,284)	(235,690)	(94,371)
Interest expense	—	4,478	115	13,658

Pre-Tax Profit (Loss)	(165,170)	(155,761)	(235,804)	(108,028)
Income tax expense	—	—	2,859	—

Net Income (Loss)	(165,170)	(155,761)	(238,464)	(108,028)

Weighted average number of common shares outstanding	5,498,800	5,498,800	5,498,800	5,498,800
Net income (loss) per share of common stock	$(0.03)	$(0.03)	$(0.04)	$(0.02)

The accompanying notes are an integral part of consolidated financial statements.

Consolidated Financial Information
Diva Entertainment, Inc.

Consolidated Condensed Statement of Cash Flows

	Nine Months Ended

	3/31/03 (unaudited)	3/31/02 (unaudited)

	$	$
Operating activities
Net income (loss)	(238,464)	(108,028)
Depreciation and amortization	48,635	86,400
Change in other net operating assets	27,516	176,565
Increase in cash overdraft	3,517	(38,544)
Other	173,415	(79,537)

Net cash provided by (used in) operating activities	14,621	36,856
Investing activities capital expenditures	(28,773)	(7,489)

Net cash provided by (used in) investing activities	(28,773)	(7,489)
Financing activities share redemption	—	(15,000)

Net cash provided by (used in) financing activities	—	(15,000)

Increase in cash	(14,152)	14,367
Cash at July 1, 2002	14,152	—
Cash at March 31, 2003	—	14,367

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

Note 2

No income taxes were paid during the three months ended March 31, 2003.

Note 3

The effects of non-cash investing and financing activities have been excluded from the statement of cash flows in accordance with SFAS 95.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Results of Operations

Three Months Ended March 31, 2003 as Compared to Three Months Ended March 31, 2002

          Revenue for Diva Entertainment, Inc. (the “Company”) decreased by approximately $151,388 or approximately 34.6% from approximately $437,950 for the three months ended March 31, 2002 to approximately $286,562 for the three months ended March 31, 2003.  SG&A expenses for the three month period decreased by approximately $137,501 (a decrease of approximately 23.3%) from approximately $589,233 for the three months ended March 31, 2002 to $451,732 for the three months ended March 31, 2003.  This decrease was largely due to a reduction in force in the Company’s California operations.  As a result, the Company had an operating loss of approximately $165,170 for the three months ended March 31, 2003 compared to an operating loss of approximately $155,761 for the three months ended March 31, 2002. Interest expense for the fiscal quarter ended March 31 2003 (approximately $0) was less than for the corresponding period in the previous year (approximately $4,478).

          In the quarter ended March 31, 2003, the operating performance of the Company’s California operations which are carried on by the Company’s subsidiary, Prima Eastwest Model Management, Inc. (“Prima”), continued to show a deterioration from the corresponding period in the previous year (a loss of approximately $64,000 compared with a loss of approximately $39,000 for the corresponding prior year period).  Prima’s revenue was approximately 73.1% lower than the corresponding period the prior year, decreasing from approximately $134,000 in the quarter ended March 31, 2002 to approximately $36,000 in the quarter ended March 31, 2003.  This decrease is due to a number of factors including a continuing slowing in the overall economy and demand for model talent in that market.  At the same time, Prima’s SG&A expenses decreased by approximately 41% from approximately $172,000 in the quarter ended March 31, 2002 to approximately $100,000 in the quarter ended March 31, 2003.  This decrease was largely due to a reduction in force in the Company’s Prima operations.  Management of Prima is conscious of the decline in revenue and is attempting to implement initiatives to both increase revenues and reduce operating expenses within the current economic environment.  There is no guarantee that this can be accomplished.

          For the quarter ended March 31, 2003, the Company’s New York City operations, carried on by the Company’s subsidiary, Que Management, Inc. (“Que”), continued to be unprofitable.  In the quarter ended March 31, 2003, Que had revenue of approximately $251,000 compared with approximately $304,000 for the fiscal quarter ended March 31, 2002, a decrease of approximately 17.4%.  This decline is primarily due to a slowing in the overall economy and demand for model talent which was precipitated by the aftermath of the events of September 11, 2001. At the same time SG&A expenses decreased by approximately 2.3% from approximately $344,000 for the quarter ended March 31, 2002 to approximately $336,000 for the quarter ended March 31, 2003.  Que’s operating performance declined from a loss of approximately $58,000 for the fiscal quarter ended March 31, 2002 to a loss of approximately $85,000 for the fiscal quarter ended March 31, 2003.

Nine Months Ended March 31, 2003 as Compared to Nine Months Ended March 31, 2002

          Revenue decreased by approximately $143,290 or approximately 9.8% from approximately $1,463,528 for the nine months ended March 31, 2002 to approximately $1,320,238 for the nine months ended March 31, 2003.  SG&A expenses were relatively stable, decreasing from approximately $1,557,900 for the nine months ended March 31, 2002 to $1,555,928 for the nine months ended March 31, 2003.  As a result, the Company had an operating loss of approximately $235,804 for the nine months ended March 31, 2003 compared to an operating loss of approximately $108,028 for the nine months ended March 31, 2002. Interest expense for the Nine months ended March 31 2003 (approximately $115) was significantly less than for the corresponding period in the previous year (approximately $13,658).

          The operating performance of Prima in the nine months ended March 31, 2003, showed a decline from the corresponding period in the previous year (a loss of approximately $186,000 compared with a loss of approximately $149,000 in the corresponding period of the prior year).  Prima’s revenue was approximately 38.1% lower, declining from approximately $367,000 in the nine months ended March 31, 2002 to approximately $227,000 in the nine months ended March 31, 2003. This decline was primarily a reflection of a slowing economy and demand for model talent.  At the same time, Prima’s SG&A expenses only declined by approximately 20.1% (from approximately $517,000 in the nine months ended March 31, 2002 to approximately $413,000 in the nine months ended March 31, 2003).

          The Company’s Que operations continued to be profitable for the nine months ended March 31, 2003.  In the nine months ended March 31, 2003, Que’s revenue of approximately $1,093,000 was relatively stable compared with approximately $1,096,000 for the nine months ended March 31, 2002. At the same time Que’s SG&A expenses increased by approximately 4.8% from approximately $947,000 for the nine months ended March 31, 2002 to approximately $995,000 for the nine months ended March 31, 2003.  Que’s operating performance declined from a profit of approximately $149,000 for the nine months ended March 31, 2002 to a profit of approximately $98,000 for the nine months ended March 31, 2003.

Liquidity and Capital Resources

          As revenues have decreased, the Company has experienced a loss over the nine months ended March 31, 2003. As a result, during the nine month period from June 30, 2002 to March 31, 2003, the Company’s working capital deficit increased from approximately $1,209,000 to approximately $1,484,000.  The Company’s strategy to improve its working capital position is to undertake to increase revenues and control operating expenses and, if feasible, raise additional capital. There is no assurance that this can be accomplished or that the Company will be able to obtain any additional funding.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

          The Company from time to time is subject to routine litigation which is incidental to its business.

Item 5.  Other Information.

          The Company does not have an independent Audit Committee of its Board of Directors.  The entire Board of Directors functions as the Company’s Audit Committee.  The Sarbanes-Oxley Act of 2002  (“Sarbanes-Oxley Act”) and proposed U.S. Securities and Exchange Commission Rules currently under review to implement the Sarbanes-Oxley Act impose certain standards on listed companies relative to the maintenance and operations of Board of Directors Audit Committees, including but not limited to the requirement that Audit Committees be appointed, that membership of such committees comprise only independent directors, that a financial professional be among the membership of such committee and that such committee be afforded an adequate operating budget and be able to employ independent professional advisors.  The Sarbanes-Oxley Act also requires that the Audit Committee oversee the work of a company’s outside auditors and that the outside auditors be responsible to the Audit Committee.  At this time, the Company is- not in compliance with the requirements of the Sarbanes-Oxley Act as they relate to independent Board of Directors Audit Committees.  The Company believes that under the Rules of the U.S. Securities and Exchange Commission which implement these provisions of the Sarbanes-Oxley Act, it is not required to comply with its requirements relating to the appointment of an independent Audit Committee of its Board of Directors and conforming with the enumerated standards and guidelines because the Company is not a “Listed Company” as defined therein.  Notwithstanding, the Company may ultimately be determined to not be incompliance therewith and may therefore face penalties and restrictions on its operations until it comes into full compliance.  Additionally, the Company’s failure to comply with the provisions of the Sarbanes-Oxley Act could preclude it from being listed on NASDAQ or any other stock exchanges until it can show that it is in compliance.

Item 6.  Exhibits and Reports on Form 8-K.

a.	Exhibits.

	Exhibit No.	Description

	99	Certifications required by Sections 906 and 302 of the Sarbanes-Oxley Act of 2002

b.	Form 8-K.	None.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVA ENTERTAINMENT, INC.

Date: May 14, 2003	By:	/s/ PETER C. ZACHARIOU

Peter C. Zachariou, President

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Peter Zachariou, President of Diva Entertainment, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Diva Entertainment, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ PETER ZACHARIOU

Peter Zachariou President

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, David Lean, Chief Financial Officer of Diva Entertainment, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Diva Entertainment, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ DAVID LEAN

David Lean Chief Financial Officer