Form 10KSB
period 2003-06-30
DIVA ENTERTAINMENT INC
filed 2003-10-10
CIK 919603

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-23506

DIVA ENTERTAINMENT, INC.

(Name of small business issuer in its charter)

Delaware	33-0601498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6100 Wilshire Boulevard, Suite 710, Los Angeles, California	90048
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (323) 692-1730

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Not applicable

State the issuer’s revenues for its most recent fiscal year: $1,878,572.

The aggregate market value of the voting and non-voting equity held by non-affiliates is not determinable since the Company’s common stock has not heretofore been traded.

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date: 5,498,800 shares of Common Stock, $0.001 par value per share, as of June 30, 2003.

Transitional Small Business Disclosure Format (check one):  YES  ☐  NO  ☒

PART I

Item 1.	Description of Business

Introduction

Diva Entertainment, Inc., a Delaware corporation (the “Company”), was incorporated in December 1992 in the State of Delaware under the name Quasar Projects Company. The Company was formed for the purpose of merging with or acquiring an operating company with operating history and assets. The Company’s intended primary activity was to seek companies with which to merge or to acquire. From its inception through April 28, 1999, the Company generated nominal revenues and, prior to April 28, 1999, the Company did not actively engage in business for at least one fiscal year.

Since April 28, 1999, the Company has been engaged in the business of owning, operating and managing talent management companies through its subsidiary Diva Entertainment, Inc., a Florida corporation (“Diva-Florida”), and its subsidiaries—Prima Eastwest Model Management, Inc., a California corporation (“Prima”), and Que Management Inc., a New York corporation (“Que”).

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

Talent management fees are based on a percentage of the model’s fee, plus additional fees paid by the clientele. The Company’s over 5,000 clients include magazine publishing houses, designers, national retailers and catalogs including Elle Magazine, Talbot’s, Nordstroms, Banana Republic and Macy’s.

Marketing

The traditional markets for Prima and Que are in the field of print. This includes not only magazines such as Vanity Fair, Glamour, GQ, Mirabella, Cosmopolitan, Allure and Vogue; but also advertising agencies, catalogues; movie production companies such as Universal, Paramount and Warner Brothers; and general industry such as Calvin Klein, Levi’s, ABC Television, and the Gianni Versace organization.

Prima and Que advertise in trade journals used extensively by professionals seeking print modeling services. Furthermore, industry magazines and television have viewed Prima and Que as being high-profile, fast-growing boutique agencies. Prima and Que’s models have been widely seen on magazine covers. This creates a flow of new clients and new models. Prima and Que also rely on their reputations to attract clients and model talent.

Competition

Prima and Que both compete with the major world-wide model agencies, several of which are headquartered in New York. Each of Prima and Que also competes with many smaller regional firms. Management believes that because each of Prima and Que frequently works with a network of independent agencies when placing its models in other markets and conversely helps place other agencies’ models in the New York and Los Angeles markets, Prima and Que can compete with the major agencies on a world-wide basis.

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

Employees

At June 30, 2003, the Company had 15 employees. None of the employees is subject to any collective bargaining agreement. Prima and Que consider their relationships with their employees to be good.

Seasonality

The Company’s business is not affected by seasonality to any significant degree.

No Independent Audit Committee of Board of Directors

The Company does not have an independent Audit Committee of its Board of Directors. The entire Board of Directors functions as the Company’s Audit Committee. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and applicable U.S. Securities and Exchange Commission Rules which implement the Sarbanes-Oxley Act impose certain standards on listed companies relative to the maintenance and operations of Board of Directors Audit Committees, including but not limited to the requirement that Audit Committees be appointed, that membership of such committees comprise only independent directors, that a financial professional be among the membership of such committee and that such committee be afforded an adequate operating budget and be able to employ independent professional advisors. The Sarbanes-Oxley Act also requires that the Audit Committee oversee the work of a company’s outside auditors and that the outside auditors be responsible to the Audit Committee.

At this time, the Company is not in compliance with the requirements of the Sarbanes-Oxley Act as they relate to independent Board of Directors Audit Committees. The Company believes that under Rules implemented by the U.S. Securities and Exchange Commission to implement these provisions of the Sarbanes-Oxley Act it is not required to comply with its requirements relating to the appointment of an Audit Committee of its Board of Directors and conforming with the enumerated standards and guidelines because the Company is not a “Listed Company” as defined therein. Notwithstanding, the Company may ultimately be determined to not be incompliance therewith and may therefore face penalties and restrictions on its operations until it comes into full compliance. Additionally, the Company’s failure to comply with the provisions of the Sarbanes-Oxley Act could preclude it from being listed on NASDAQ or any other stock exchanges until it can show that it is in compliance. The Company’s failure to be in compliance with the Sarbanes-Oxley Act could also present an impediment to a potential business combination where the target company intends that the Company apply for listing on NASDAQ or any other applicable stock exchanges.

Item 2.	Description of Property

Que leases 3,650 square feet of office space at 180 Varick Street, 13th Floor, New York, New York 10014, pursuant to a lease that expires on December 31, 2007. The rent for this space is approximately $8,750.00 per month for the calendar year 2003.

Prima leases offices at 6100 Wilshire Boulevard, Suite 710, Los Angeles, California 90048, consisting of 2,476 square feet. Prima leases the offices pursuant to a lease that expires on December 31, 2003 at a rent of $4,580.60 per month.

Item 3.	Legal Proceedings

The Company is a defendant in the matter of Laszlo Hajdu-Nemath vs. Peter Zachariou Beauty Scene Corp., Diva Entertainment, Inc. and ASD Group, Inc., Case No. 01-600815, in the Supreme Court of the State of New York, County of New York. In this action, the Plaintiff seeks damages for, among other things, the alleged breach of a consulting agreement between the Plaintiff and Peter Zachariou pursuant to which the Plaintiff was to provide consulting services to, among others, the Company. The Company has appealed the denial of a motion to dismiss the Complaint based upon documentary evidence and for failure to state a cause of action, and will continue to vigorously defend the action. At this stage of the litigation, the Company cannot estimate the range of the potential loss in the event the Company is unsuccessful in the defense of the action.

Que is a defendant in the matter of Amanda Masters, et al v. Wilhelmina Model Agency, et al, Case No. 02-CV-4911 (HB), in the United States District Court, Southern District of New York. The Plaintiffs seek to maintain this as a Class Action under Rule 23 of the Federal Rules of Civil Procedure. The Plaintiffs allege a per se restraint of trade or commerce in violation of the Sherman Antitrust Act, forefeiture and disgorgement of all fees paid to defendants received as a result of its alleged wrongful conduct, punitive and exemplary damages and accounting of all costs and expenses, pre-judgment and post-judgment interest, reasonable attorneys fees and costs and such other relief as the Court deems appropriate. Que was served with a Summons and Amended Complaint and is vigorously defending this action. Que has filed a Motion for Summary Judgment which is currently pending. At this stage of the litigation, the Company cannot estimate the range of the potential loss, if any, in the event Que is unsuccessful in the defense of this Action.

Prima is a defendant in the matter Albert Sweet v. Mikel J. Elliott et. al., Case no. 02U20467 in the Superior Court of California, County of Los Angeles. The Case was originally filed on January 30, 2003. Plaintiff’s initial Complaint was for unlawful detainer and money damages relating to the lease for a studio located in Los Angeles, California. Prima had been the original lessee under the Lease which was assigned to a third party in 1996. Notwithstanding the assignment, Prima remained a party to the Lease, subject to an indemnity agreement on the part of the assignees. Thereafter, the assignees allegedly defaulted on the Lease and the landlord commenced this action to recover possession of the studio and damages for unpaid rent. This matter is currently pending and is in the discovery phase. A trial date has not yet been set at this time. Given the indemnity agreement, Prima has left the primary defense of this matter to the assignee and there appears to be little likelihood that the action will result in any financial exposure to the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

As of this date, while the Company has a market maker who has established a bid price for the Company’s common stock on the OTC Bulletin Board, the Company’s common stock has yet to trade. No assurance can be made that there will ever be an active market in the Company’s common stock traded or listed on an exchange.

As of June 30, 2003, the Company had approximately 284 holders of record of its Common Stock.

The Company has not declared any cash dividends with respect to its Common Stock during the prior two years and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. However, holders of the Company’s Series A and Series B Preferred Stock are entitled to receive cumulative preferential dividends which may be paid in cash or shares of the Company’s Common Stock. As described in the Company’s financial statements, if and when the Company’s Series A and Series B Preferred Stock are converted into Common Stock, there will be reflected a certain amount as deemed preferred dividends on the Company’s statement of operations.

Item 6.	Management’s Discussion and Analysis

Except for the historical information contained herein, the matters discussed in this item are forward looking statements involving risks and uncertainties that may cause actual results to materially differ. Those risks and uncertainties include but are not limited to economic, competitive, industry and market factors affecting the Company’s operations, markets, products, prices and other factors discussed in the Company’s filings with the SEC.

Results of Operations for Fiscal Years ended June 30, 2002 and June 30, 2003

The Company recognized a profit from operations of $17,000 for the year ended June 30, 2003 (“Fiscal 2003”) compared with a loss from operations of $365,000 for the year ended June 30, 2002 (“Fiscal 2002”). The improvement in operating result was due to a reduction of $467,000 in selling, general and administrative expenses (due primarily to reductions in staff and legal expenses) and a reduction of $51,000 in depreciation and amortization. The Company’s revenues decreased 6.7% to $1,877,000 in Fiscal 2003 as compared to $2,014,000 in Fiscal 2002. Selling, general and administrative expenses decreased to $1,796,000 in Fiscal 2003 as compared to $2,263,000 in Fiscal 2002. As a result, the Company’s net loss attributable to common stockholders is $357,000 lower in Fiscal 2003 ($107,000) compared with Fiscal 2002 ($462,000). Again, the improvement was due to a reduction in selling, general and administrative expenses, depreciation and amortization. During Fiscal 2002, part of the settlement of a litigation matter allowed the waiving of all past and future dividends for some of the Company’s Series A Preferred Stock which are issued and outstanding .

Prima’s sales for Fiscal 2003 were roughly unchanged from Fiscal 2002, $476,000 compared to $482,000 for Fiscal 2002. In Fiscal 2003, Prima selling, general and administrative expenses decreased to $490,000 compared to $623,000 for Fiscal 2002. As a result, the operating loss decreased to $14,000 in Fiscal 2003 from a loss of $183,000 in Fiscal 2002.

Que’s Fiscal 2003 sales decreased to $1,402,000 compared to $1,531,000 in Fiscal 2002, largely due to an overall slowdown in the industry. This was offset, however, by a reduction in selling, general and administrative expenses from $1,432,000 in Fiscal 2002 to $1,150,000 in Fiscal 2003. Thus, the operating profit in Fiscal 2003 of $253,000 reflected a significant increase over an operating profit of $26,000 in Fiscal 2002.

Trends and Uncertainties

Prima and Que each continue to seek to expand and increase their customer bases and operating revenues. In doing so it is probable that the Company’s administrative expenses and overhead are likely to increase in future periods. The continuation of obtaining additional types of business and markets is uncertain and the continued success of any of the Company’s new marketing strategies for generating revenue is uncertain.

Liquidity and Capital Resources

1. Liquidity

On June 30, 2003, the Company had a working capital deficit of $1,298,000 as compared to a working capital deficit of $1,209,000 on June 30, 2002. The increase in working capital deficit is primarily due to the increased accounts payable to talent and dividends payable. Accounts receivable increased from $456,000 in Fiscal 2002 to $727,000 in Fiscal 2003. The Company requires capital resources as the operating companies must pay their modeling talent soon after services are rendered. While the accounts receivable for these operating companies are generally due in 30 days, they are usually collected within 60 to 120 days.

2. Plan of Operations and Need for Additional Financing

The Company expects that the working capital cash requirements over the next 12 months will be generated from operations. The Company has no commitments for additional funding and no assurance can be given that it will obtain additional funding.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts ofassets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, inventory obsolescence, goodwill valuation, retail inventory method, legal liability, product warranty, depreciation, employee benefits, taxes, and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Financial Statements in the period they are determined to be necessary.

Item 7.	Financial Statements

The Financial Statements are attached to this Report.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information with respect to the Directors and Executive Officers of the Company.

Name	Age	Position

Peter Zachariou	42	President, Chairman of the Board and Treasurer

David Lean	58	Principal Accounting Officer, Acting Secretary and Director

Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting and until their successors are elected and qualified. All Executive Officers serve at the discretion of the Board of Directors.

Peter Zachariou has been President and Chairman of the Board of Diva since April 1999. From 1998 through 2002, Mr. Zachariou was President and a Director of ASD Group, Inc., a public company which filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. From October 2001 through April 2003, Mr. Zachariou was also a manager and member of Technology Outsource Solutions LLC, a New York limited liability company which purchased the assets of ASD and provided contract manufacturing and engineering services to original equipment manufacturers. From June 1995 through January 2000, Mr. Zachariou held various positions with J R Consulting, Inc. (“JRCI”), a public company now known as Providential Holdings, Inc. For at least the preceding five years, Mr. Zachariou has been a private investor.

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

The Company’s securities are not registered under Section 12(g) of the Exchange Act. Accordingly, the Directors and Executive Officers of the Company are not required to file reports under Section 16(a) of that Act.

Item 10.	Executive Compensation

No Director or Executive Officer of the Company received any cash compensation during the fiscal year ended June 30, 2003. Peter Zachariou and David Lean spend part time on the business of the Company.

All members of the Company’s Board of Directors, whether officers of the Company or not, may receive an amount yet to be determined annually for their participation in meetings of the Board and will be required to attend a minimum of four meetings per fiscal year. The Company reimburses all expenses for meeting attendance or out of pocket expenses connected directly with their Board participation.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of June 30, 2003, by each Director, Executive Officer and any person known to the Company to own beneficially more than 5% of the Company’s Common Stock and by all Directors and Executive Officers of the Company as a group.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent Owned (1)

Havilland Limited(1)	4,225,000	76.8%
180 Varick Street, 13th Floor
New York, New York 10014

Peter Zachariou(1)(2)	4,225,000	76.8%
180 Varick Street, 13th Floor
New York, New York 10014

(1) Does not include the shares of common stock issuable upon conversion of the Series B Redeemable Convertible Preferred Stock or the effect of the Option Agreement between Havilland Limited and Diva Entertainment, Inc. See “Certain Transactions”.

(2) Represents the shares held by Havilland Ltd. for which Peter Zachariou is deemed to the beneficial owner.

Item 12.	Certain Relationships and Related Transactions

Peter Zachariou, Chairman of the Board, President and Treasurer of the Company, and Havilland Limited, principal stockholder, have from time to time made cash advances to the Company. The advances are secured by liens on all of the Company’s assets and evidenced by a series of promissory notes which are payable on July 3, 2004. The advances by Peter Zachariou accrue interest at the rate of 3% per annum. The outstanding amounts of such advances as at June 30, 2002 and June 30, 2003 were $327,807 and 308,678 respectively.

On June 30, 2001, Havilland Limited entered into an agreement with JRCI, now known as Providential Holdings, Inc., whereby the 4,225,000 shares of common stock, 3,000 shares of Series B Redeemable Convertible Preferred Stock and the rights, title and interest in the Option Agreement owned by JRCI were exchanged for (i) the assignment to and assumption by Havilland of (A) the amounts due by JRCI to officers of the Company and (B) the amounts due to JRCI from the Company amounting to $94,843 and (ii) the return of 135,000 shares of common stock of JRCI owned by Havilland.

Item 13.	Exhibits and Reports on Form 8-K

(a) Exhibits

2.1	Agreement and Plan of Reorganization, dated December 30, 1999 between Registrant, Diva Entertainment, Inc., Diva Acquisition Corp. and J R Consulting, Inc. (1)

3.1	Certificate of Incorporation. (2)

3.2	By-laws. (2)

3.3	Amendment to Certificate of Incorporation changing name to Diva Entertainment, Inc. (1)

3.4	Certificate of Designation—Series A Convertible Preferred Stock. (3)

3.5	Certificate of Designation—Series B Redeemable Convertible Preferred Stock. (3)

3.6	Certificate of Designation—Series C Convertible Preferred Stock. (3)

21.1	List of subsidiaries. (3)

31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (CEO)

31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (CFO)

32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the exhibit of same number filed with the Company’s Form 8-K dated April 28, 2000 and filed August 9, 2000.

(2) Incorporated by reference to the exhibit of same number filed with the Company’s Registration Statement on Form 10-SB, File No. 0-23506.

(3) Incorporated by reference to the exhibit of the same number filed with the Company’s Form 10-KSB for the year ended June 30, 2001 filed July 3, 2001.

(b) Form 8-K

None.

Item 13.	Controls and Procedures

(a)             Evaluation of disclosure controls and procedures.

Based on his evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and15(d)-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Company’s chief executive officer concluded that the Company’s disclosure controls and procedures are (i) designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) operating in an effective manner.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVA ENTERTAINMENT INC.

Date:	October 9, 2003	By:	/s/ PETER C. ZACHARIOU
Peter C. Zachariou, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ PETER C. ZACHARIOU Peter C. Zachariou	President/Principal Executive Officer	October 9, 2003

DAVID LEAN David Lean	Principal Accounting Officer and Director	October 9, 2003

Supplemental Information to be Furnished with Reports Filed Pursuant to

Section 15(d) of the Exchange Act by Non-Reporting Issuers.

No annual report or proxy material has been sent to security holders nor are such materials anticipated to be sent, with the exception of this Annual Report on Form 10-KSB.

INDEPENDENT AUDITORS’ REPORT

Stockholders

Diva Entertainment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Diva Entertainment, Inc. and Subsidiaries (the “Company”) as of June 30, 2003, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As shown in the accompanying financial statements, as of June 30, 2003, the Company’s current liabilities exceeded its current assets by $1,235,906 and its total liabilities exceeded its total assets by $1,544,584. These factors, among others, indicate that the Company may be unable to continue existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The appropriateness of the Company to continue using the aforementioned basis of accounting is dependent upon, among other things, the ability to: (1) obtain profitability and positive cash flow from ongoing operations and (2) maintain and increase existing credit facilities or raise additional capital.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diva Entertainment, Inc. and Subsidiaries as of June 30, 2003 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2003 in conformity with generally accepted accounting principles in the United States of America.

PARITZ & COMPANY, P.A.

Hackensack, New Jersey

October 9, 2003

Diva Entertainment, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

ASSETS

June 30, 2003
CURRENT ASSETS
Cash	$—
Accounts receivable—net of allowance for doubtful accounts of $100,000	727,273
Prepaid expenses and other current assets	6,480

Total current assets	733,753
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization	23,770
OTHER ASSETS
Security deposits	38,418

Total other assets	38,418

Total assets	$795,941

The accompanying notes are an integral part of this statement.

Diva Entertainment, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

June 30, 2003
CURRENT LIABILITIES
Cash overdraft	$175,374
Accounts payable—talents	881,188
Accounts payable—other	118,142
Dividends payable	488,485
Accrued expenses and other current liabilities	273,815
Due to related party	94,843

Total current liabilities	2,031,847
OTHER LIABILITIES
Due to officer	308,678

Total liabilities	2,340,525
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIENCY
Series A convertible preferred stock, $.001 par value; 502 shares issued and outstanding	1,004,000
Series B redeemable convertible preferred stock, $.001 par value; 3,000 shares issued and outstanding	3,000,000
Series C convertible preferred stock, $1,000 par value; 100 shares issued and outstanding	100,000
Common stock, $.001 par value; 5,498,800 shares issued and outstanding	5,498
Additional paid-in capital	50,425
Accumulated deficit	(5,704,507)

Total stockholders’ deficiency	(1,544,584)

Total liabilities and stockholders’ deficiency	$795,941

The accompanying notes are an integral part of this statement.

Diva Entertainment, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30, 2003	Year ended June 30, 2002
Revenue
Management fees, net	$1,878,572	$2,013,855

Operating expenses
Selling, general and administrative expenses	1,795,915	2,262,724
Depreciation and amortization	65,337	115,900

Total operating expenses	1,861,252	2,378,624

Income (Loss) from operations	17,320	(364,769)

Other (expense)
Interest expense	(19,222)	(36,220)
Miscellaneous	(6,949)	—

Total other (expense)	(9,207)	(19,222)

Net income (loss)	$1,164	$(383,991)
Preferred stock dividends	(106,620)	(78,181)

(Loss) attributable to common stockholders	$(105,456)	$(462,172)

Basic and diluted (loss) per share	$(.02)	$(.08)

Weighted-average common stock outstanding	5,498,800	5,498,800

The accompanying notes are an integral part of these statements.

Diva Entertainment, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance—June 30, 2001	512.5	1,025,000	3,000	3,000,000	100	$100,000	5,498,800	5,498	50,425	(5,136,879)	(955,956)

Redeemed	(7.5)	(15,000)	—	—	—	—	—	—	—	—	(15,000)
Accrued Dividends on Preferred Stock										(78,181)	(78,181)
Net (loss) July 1, 2001 to June 30, 2002										(383,991)	(383,991)
Balance—June 30, 2002	505.0	1,010,000	3,000	3,000,000	100	$100,000	5,498,800	5,498	50,425	(5,599,051)	(1,433,128)

Redeemed	(3.0)	(6,000)	—	—	—	—	—	—	—	—	(6,000)
Accrued dividends on Preferred Stock	—	—	—	—	—	—	—	—	—	(106,620)	(106,620)
Net income July 1, 2002 through June 30, 2003	—	—	—	—	—	—	—	—	—	1,164	1,164

Balance—June 30, 2003	502.0	$1,004,000	3,000	$3,000,000	100	$100,000	5,498,800	$5,498	$50,425	$(5,704,507)	$(1,544,584)

The accompanying notes are an integral part of this statement.

Diva Entertainment, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30, 2003	Year ended June 30, 2002
Cash flows from operating activities
Net income (loss)	$1,164	$(383,991)

Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	65,337	115,900
Loss on disposal of equipment	—	3,452
(Increase) decrease in assets
Accounts receivable	(270,840)	217,796
Prepaid expenses and other current assets	71,992	(32,309)
Security deposits	5,220	(2,300)
Increase (decrease) in liabilities
Accounts payable—talent	128,694	272,862
Accounts payable—other	46,083	(49,645)
Accrued expenses and other current liabilities	(76,849)	(50,733)

Total adjustments	(30,363)	475,023

Net cash provided by (used in) operating activities	(29,199)	91,032

Cash flows from investing activities
Purchases of property and equipment	(28,773)	(7,489)
Advances to employees	—	1,191

Net cash (used in) investing activities	(28,773)	(6,298)

Cash flows from financing activities
Cash overdraft	68,949	(3,115)
Repayment of officers’ loans, net	(19,129)	(54,967)
Advances from related parties, net	—	2,500
Redemption of private placement offering, net	(6,000)	(15,000)

Net cash provided by (used in) financing activities	43,820	(70,582)

Net increase (decrease) in cash	(14,152)	14,152
Cash at beginning of period	14,152	—

Cash at end of period	$—	$14,152

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9,207	$19,222

The accompanying notes are an integral part of these statements.

Diva Entertainment, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 and 2002

NOTE A—COMPANY BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Company Background—Organization and Nature of Business and Liquidity

Diva Entertainment, Inc. (formerly known as Quasar Projects Company) (“Diva-Delaware” or the “Company”), which is primarily a holding company, was incorporated in the State of Delaware in December 1992.

Prima was incorporated in the State of California on January 29, 1996 and Que was incorporated in the State of New York on December 29, 1997. Prima and Que are in the business of providing management services to models and talents in the entertainment industry, primarily in California and New York.

Successful operations are subject to certain risks and uncertainties including, among others, all the problems, expenses, delays and other risks inherent in developing and expanding the Company’s client base, actual and potential competition by entities with greater financial resources, experience and market presence than the Company. Further risks and uncertainties relate to the ability of the Company to generate sufficient revenue and obtain financing and additional equity.

Losses from operations over the past several years have adversely affected the Company’s liquidity. The Company also plans to continue to expand its customer base and to reduce operating expenses. Although there can be no assurance that these measures will be successful, the Company believes that future operations will provide sufficient liquidity to fund current operations.

Diva Entertainment, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 and 2002 (continued)

2. Principles of Consolidation

The consolidated financial statements include the accounts of Diva-Delaware, Diva-Florida and Diva-Florida’s wholly-owned subsidiaries, Prima and Que, collectively referred to as the “Company”. All significant intercompany transactions have been eliminated in consolidation.

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

The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those conditions could affect the Company’s estimate.

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

7. Impairment of long-lived assets

The Company accounts for the impairment of long-lived assets in accordance with SFAS No. 121 which requires that long-lived assets and identifiable intangibles held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

Diva Entertainment, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 and 2002 (continued)

8. Stock-Based Compensation

The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” which permits the Company to account for stock option grants in accordance with APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation expense is recorded when the exercise price of the Company’s employee stock option is less than the market price of the underlying stock at the date of grant. At June 30, 2003, there are no options issued and outstanding to employees.

9. Deferred Income Taxes

The Company accounts for deferred income taxes using Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). The statement requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes. In addition, SFAS 109 requires the recognition of future tax benefits, such as net operating loss carryforwards. A valuation allowance related to deferred tax assets is recognized when, in management’s judgment, it is more likely than not that all, or a portion of such deferred assets, will not be realized.

10. Comprehensive Income

The Company records comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), “Reporting Comprehensive Income.” SFAS No. 130 requires unrealised gains and losses in investments available for sale to be included in other comprehensive income. The components of comprehensive income and the effect on earnings for the year ended June 30, 2003 is detailed in the Company’s accompanying consolidated statement of stockholders’ equity. The assets relating to the balance in other comprehensive income were sold during the year ended June 30, 2003.

11. Earnings Per Share

Basic earnings per share amounts have been computed using the weighted-average number of common and common equivalent shares outstanding during each year. Diluted earnings per share amounts have been computed using the weighted-average number of common and common equivalent shares and the dilutive potential common outstanding during each year. For the year ended June 30, 2003, convertible preferred stock has been excluded from the calculation of diluted income (loss) per share as its effect would have been antidilutive. For the year ended June 30, 2003, convertible preferred stock has been excluded from the calculation of diluted income per share since the number of common shares the preferred stock is convertible into is not known, because the conversion is dependent on the market value of the common stock. At June 30, 2003, there is no determinable market value of the common stock, since it is not currently trading on any stock exchange.

Diva Entertainment, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 and 2002 (continued)

A reconciliation between basic and diluted earnings per share is as follows:

	Year ended June 30,
	2003	2002
Basic earnings per share
(Loss) applicable to common stockholders	$(105,456)	$(462,172)
Basic common shares	5,498,800	5,498,800
Basic (loss) per share	$(.02)	$(.08)
Diluted loss per share
(Loss) applicable to common stockholders	$(105,456)	$(462,172)
Basic common shares	5,498,800	5,498,800
Plus impact of convertible preferred stock	—	—
Diluted common shares	5,498,800	5,498,800
Diluted loss per share	$(.02)	$(.08)

NOTE B—PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

Amount
Office equipment and fixtures	$286,891
Leasehold improvements	$263,394

Less accumulated depreciation and amortization	$489,951

Property and equipment, net	$60,334

Diva Entertainment, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 and 2002 (continued)

Depreciation and amortization expense for the years ended June 30, 2003 and 2002 was $65,337 and $115,900, respectively.

NOTE C—RELATED PARTY TRANSACTIONS

Due to Officer

The amounts due to an officer of the Company amounted to $308,678 at June 30, 2003 represent advances made by the officer. The advances are secured by a lien on all the assets of the Company and are evidenced by a series of promissory notes which bear interest at the rate of 3% per annum. The loans are due on July 3, 2004.

Due to Related Party

The amount due to related party of $94,842 at June 30, 2003 represents net advances made to the Company. The advances are secured by a lien on all the assets of the Company and are evidenced by a series of promissory notes. The loans are due on July 3, 2004.

NOTE D—INCOME TAXES

In Fiscal 2003, no Federal, state and local tax expense was recorded as a result of the net operating loss (“NOL”) carryforwards. In Fiscal 2003, no Federal, state or local income tax expense was recorded due to the net loss incurred. Differences between the income tax expense (benefit) computed at the Federal statutory rate (34%) and reported income taxes (benefit) for 2003 and 2002 are primarily attributable to the valuation allowance of the NOL carryforwards.

The following is a reconciliation of the statutory Federal income tax rate to the effective rate reported in the financial statements:

	Year ended June 30,
	2003	2002
Provision (benefit) for Federal income taxes at the statutory rate	—	$(154,000)
State and city income taxes, net of Federal income tax benefit	—	(34,000)
Valuation allowance for deferred taxes	—	188,000

Utilization of NOL carryforwards	0	0

Actual provision (benefit) for income taxes	$0	$0

Diva Entertainment, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 and 2002 (continued)

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws, and relate primarily to the NOL carry forward and the allowance for doubtful accounts and sales allowances. The Company has established a full valuation allowance against the deferred tax assets due to the uncertainty of the Company’s ability to generate sufficient future taxable income to ensure the realization of the tax benefits related primarily to the NOL carryforwards.

The following is a summary of the items giving rise to deferred tax assets at June 30, 2003:

Current
Allowance for doubtful accounts and sales allowances	$100,000
Long-term
Net operating loss carry forward	5,100,000

Total deferred tax assets	5,200,000
Less valuation allowance	5,200,000

Net deferred tax asset	$0

The Company has estimated NOL carryforwards of approximately $5,100,000 available for Federal, state and local income tax purposes expiring in various years through June 2018. The Company’s ability to utilize these NOL carryforwards to offset future taxable income is significantly limited due to changes in control as defined in Section 382 of the Internal Revenue Code.

NOTE E—COMMITMENTS AND CONTINGENCIES

1. Leasing Arrangements

The Company leases its New York office and Los Angeles office through five-year noncancellable lease agreements expiring in December 2007 and December 2003, respectively.

Diva Entertainment, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 and 2002 (continued)

Future minimum rental commitments under the above noncancellable operating leases as of June 30, 2003 are as follows:

Year ending June 30,	Amount
2004	$132,484
2005	$105,000
2006	$105,000

Rent expense for the years ended June 30, 2003 and 2002 was approximately $145,000 and $141,000 respectively.

2. Contingency

In December 1997, Prima entered into an Agreement with an unrelated third party to sell certain assets and liabilities. Pursuant to this agreement, Prima assigned the studio lease to the buyer. The future commitments under the lease at June 30, 2003 of approximately $600,000 are payable by the third party through October 2007. Prima is contingently liable for these commitments in case the buyer is in default of such payments. In fact, the buyer is currently in default of such payments and the landlord has filed a lawsuit against the buyer and Prima. Pursuant to the Agreement between buyer and Prima, the buyer has agreed to indemnify Prima against any liability on account of the studio lease.

3. Litigation

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

On or about July 1, 2002, a Complaint was filed in the matter of Keith Mazer and Jehu Hand vs. Diva Entertainment, Inc., a Florida corporation, J.R. Consulting, Inc., a Nevada corporation; and Peter Zachariou, an individual, Case No. B6276807, in the Superior Court of California for the County of Orange or Los Angeles. In their Complaint, Plaintiffs have alleged violations of California corporate securities law, breach of contract and breach of fiduciary duty as controlling stockholders, officers and/or directors and violation of business and profession code This Complaint was not properly served upon the Company. The Company has entered into a Settlement Agreement and Mutual General Release from the Plaintiffs in connection with this settlement. The Company is not required to pay any amounts pursuant to the Settlement Agreement.

Que is a defendant in the matter of Amanda Masters, et al v. Wilhelmina Model Agency, et al, Case No. 02-CV-4911 (HB), in the United States District Court, Southern District of New York. The Plaintiffs seek to maintain this as a Class Action under Rule 23 of the Federal Rules of Civil Procedure. The Plaintiffs allege a per se restraint of trade or commerce in violation of the Sherman Antitrust Act, forefeiture and disgorgement of all fees paid to defendants received as a result of its alleged wrongful conduct, punitive and exemplary damages and accounting of all costs and expenses, pre-judgment and post-judgment interest, reasonable attorneys fees and costs and such other relief as the Court deems appropriate. Que was served with a Summons and Amended Complaint and is vigorously defending this action. Que has filed a Motion for Summary Judgment which is currently pending. At this stage of the litigation, the Company cannot estimate the range of the potential loss, if any, in the event Que is unsuccessful in the defense of this Action.

Diva Entertainment, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 and 2002 (continued)

NOTE F—PREFERRED STOCK

The Company has authorized 1,000,000 shares of $0.001 par value preferred stock. At June 30, 2003, 502, 3,000 and 100 shares of Series A, B and C preferred stock are issued and outstanding, respectively.

1. Series A Convertible Preferred Stock

In May 1998, Diva-Florida commenced a private placement offering of its common stock, wherein it proposed to sell up to 500,000 shares of common stock at a price of $2.00 per share. As of June 30, 1998, 221,000 shares of common stock were sold for $442,000. These shares were subscribed and not yet formally issued at April 28, 1999. In connection with the Acquisition (see Note A), the subscribers of the 200,000 Diva-Florida shares converted their subscribed shares to 200 shares of Diva-Delaware’s Series A Convertible Preferred Stock (the “Series A Preferred”). Diva-Florida returned $42,000 to the subscriber who held 21,000 subscribed shares of Diva-Florida’s common stock. In connection with the conversion, Diva-Delaware authorized the designation of 1,721 shares of the Series A Preferred.

Diva-Delaware immediately commenced a private placement offering of its Series A Preferred after the Acquisition (see Note A), wherein it proposed to sell up to 750 shares of Series A Preferred at a price of $2,000 per share. At June 30, 2001, 375 shares of the Series A Preferred were sold for $750,000, which was received in cash. This, combined with the 200 shares of Series A Convertible Preferred Stock previously issued, resulted in there being 575 shares of Series A Preferred issued and outstanding. However, in Fiscal 2001, their Company redeemed 62.5 shares of Series A Preferred from two of its stockholders. The shares were redeemed for $125,000, the price paid for such shares. In Fiscal 2002, the Company redeemed 7.5 shares of Series A Preferred from two of its stockholders. The shares were redeemed for $15,000, the price paid for such shares. In Fiscal 2003, the Company redeemed 3 shares of Series A Preferred from one of its stockholders. The shares were redeemed for $6,000, the price paid for such shares. As a result, as at June 30, 2003, the Company had 502 shares of Series A Preferred issued and outstanding.

The Series A Preferred holders are entitled to receive cumulative preferential dividends at $60 per share per annum, payable annually on each anniversary date of issuance. At the option of Diva-Delaware, such dividend may be paid in cash or in shares of Diva-Delaware’s common stock valued at the Conversion Rate, as defined. As of June 30, 2003, total cumulative dividends amounted to $66,988. In addition, the Series A Preferred shall not be redeemed without the consent of the holders of the preferred shares. In the event of any liquidation, dissolution or winding up of the Company, the Series A Preferred holders shall be entitled to receive, before any common stockholder, an amount equal to $2,000 per share. In the event there are insufficient funds to pay the series to holders, the holders shall share rateably with all other preferred stockholders. Each share of Series A Preferred shall be converted, at the option of the holders, at any time, and shall be mandatorily converted on the first anniversary of its date of issuance into a number of shares of the Company’s common stock at a conversion rate equal to $2,000 divided by 65% at the average market price of the common stock for the five trading days immediately prior to the conversion date. At June 30, 2002, no shares of Series A Preferred stock have been converted into common stock of the Company, since there is no current market for the shares as they are not yet traded on any of the exchanges. Until there is a market for the shares of common stock and the shares of preferred stock become exercisable upon their terms, the shares of preferred stock cannot be converted. Because the conversion price will be less than the fair market value of the common stock, the preferred stock is deemed to have an embedded beneficial conversion feature. This feature allows holders of the preferred stock to acquire shares of the Company’s common stock at a purchase price below its deemed fair value.

Diva Entertainment, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 and 2002 (continued)

2. Series B Redeemable Convertible Preferred Stock

In connection with the Acquisition (see Note A), JRCI converted $3,000,000 of debt, owed to it by Diva-Florida and Subsidiaries, into 3,000 shares of Series B Redeemable Convertible Preferred Stock (the “Series B Preferred”) of Diva-Delaware. In connection with the conversion, Diva-Delaware authorized the designation of 3,000 shares of Series B Preferred. The Series B Preferred holders are entitled to receive cumulative preferential dividends at $30 per share per annum, payable annually on each anniversary date of issuance. At the option of the Diva-Delaware, such dividend may be paid in cash or in shares of Diva-Delaware’s common stock valued at the Conversion Rate, as defined. In addition, the Series B Preferred may be redeemed, in whole or in part, at the option of the Company at a redemption price of $1,000 per share plus any dividends accrued and unpaid. In the event of any liquidation, dissolution or winding up of the Company, the Series B Preferred holders shall be entitled to receive an amount equal to $1,000 per share. In the event there are insufficient funds to pay the preferred stock holder, the holder shall share ratably with all other preferred stockholders. Each share of Series B Preferred stock shall be convertible at the option of the holder, at any time after issuance, and shall be mandatorily converted at the tenth anniversary of its date of issuance into a number of shares of the Company’s common stock at a conversion rate equal to $1,000 divided by 65% of the average market price of the common stock for the five days immediately prior to the conversion date. At June 30, 2003, no shares of Series B preferred stock have been converted into common stock of the Company since there is no market price for the shares of common stock, as they are not yet traded on any of the exchanges. Until there is a market for the common stock and the shares of preferred stock become exercisable upon their terms, the shares of preferred stock cannot be converted. Because the conversion price will be less than the fair market value of the common stock, the preferred stock is deemed to have an embedded beneficial conversion feature. This feature allows holders of the preferred stock to acquire shares of the Company’s common stock at a purchase price below its deemed fair value.

3. Series C Redeemable Convertible Preferred Stock

In February 2000, the Company issued 100 shares of Series C Preferred Stock at a price of $1,000 per share. The Series C Preferred holder is entitled to receive 6% per annum upon declaration of dividends by the Company’s Board of Directors. At June 30, 2003, there have been no dividends declared. At the option of the Company, such dividend when and if one is declared may be paid in cash or in shares of The Company’s common stock valued at the Conversion Rate, as defined. In addition, the Series C Preferred Stock may be redeemed in whole or in part at the option of the Company. Each share is redeemable at 125% of its stated value, plus any amount equal to any dividends accrued but unpaid thereon. In the event of any liquidation, dissolution or winding up of the Company, the Series C Preferred holders shall be entitled to receive, before any common stockholder, an amount equal to $1,000 per share plus any declared and unpaid dividends. In the event, there are insufficient funds to pay the series to holders, the holder shall share rateably with all other preferred stockholders. Each share of Series C Preferred shall be converted, at the option of the holders, at any time, and shall be mandatoraly converted on the first anniversary of the date of the issuance into a number of shares of the Company’s common stock at a conversion rate equal to $1,000 divided by 65% at the average market price of the common stock for the five trading days immediately prior to the conversion date. At June 30, 2003, no shares of Series C preferred stock have been converted into common stock of the Company since there is no market price for the shares of common stock, as they are not yet traded on any of the exchanges. Until there is a market for the shares of common stock and the shares of preferred stock become exercisable on their terms, the shares of preferred stock cannot be converted. Because the conversion price will be less than the fair market value of the common

Diva Entertainment, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002 and 2001 (continued)

stock, the preferred stock is deemed to have an embedded beneficial conversion feature. This feature allows holders of the preferred stock to acquire shares of the Company’s common stock at a purchase price below its deemed fair value.

4. Option Agreement

JRCI and Diva-Delaware also entered into an Option Agreement giving JRCI the option to purchase additional shares of Diva-Delaware’s common stock at its par value of $.001 per share in order for JRCI to maintain JRCI’s ownership of the outstanding shares of Diva-Delaware’s common stock at no less than 65%. The option expires when all of the shares of Diva-Delaware’s Series A Preferred have been converted into shares of Diva-Delaware’s common stock. The rights under this Agreement were assigned to Havilland.

NOTE G—SEGMENT INFORMATION

The Company operated in two geographic segments: New York (“NY”) and California (“CA”) (see Note A). The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies (see Note A). Although both segments operate in similar manners, the NY segment has outperformed LA because the NY segment has a significantly higher number of female models than male models whereas in the CA segment, there are more male models used. Male models generate lower revenues per engagement than female models. In addition, the NY models rates are significantly higher than those in CA. In addition, the Company does not allocate certain corporate expenses, such as administrative salaries, professional fees and occupancy costs, to its segments. Segment profit (loss) is based on profit from operations before provision for income taxes. Sales and transfers between segments are accounted for at cost. The reportable segments are distinct business units operating in different geographic areas. They are separately managed, with separate marketing systems.

Reportable Segment Information

	NY	CA	Corporation	Total
2003
Revenue	$1,409,299	$476,273	—	$1,878,572
Interest expense	6,069	3,138	—	9,207
Depreciation and amortization	243,437	38,864	—	65,337
Segment profit (loss)	95,088	20,864	(281,137)	1,164
Segment assets	638,005	240,026	(82,090)	795,941
Expenditure for segment assets	—	—	—	—
2002
Revenue	$1,531,467	$482,388	$—	$2,013,855
Interest expense	9,602	9,619	—	19,222
Depreciation and amortization	73,900	42,000	—	115,900
Segment profit (loss)	25,834	(182,690)	(207,914)	(364,770)
Segment assets	771,467	191,692	(305,400)	658,029
Expenditure for segment assets	5,489	2,000	—	7,489

Exhibit Index

Exhibit Number	Exhibit Description
31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (CEO)

31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (CFO)

32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002