Form 10QSB
period 2003-09-30
DIVA ENTERTAINMENT INC
filed 2003-11-14
CIK 919603

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

YES  ☒    NO  ☐

The number of shares outstanding of the issuer’s Common Stock, $.001 par value per share, as of November 10, 2003, is 5,498,800.

Transitional Small Business Disclosure Format (check one):

YES  ☐    NO  ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Information

Diva Entertainment, Inc.

Consolidated Condensed Balance Sheet

	9/30/03 (unaudited)	6/30/03 (audited)

	$	$
Assets
Current assets
Cash	—	—
Accounts Receivable	611,317	727,273
Other current assets	6,480	6,480

Total current assets	617,797	733,753

Property, plant and equipment, net of accumulated depreciation	23,394	23,770

Other assets
Other assets	38,418	38,418

Total other assets	38,418	38,418
Total Assets	679,609	795,941

Liabilities

Current liabilities
Overdraft	235,076	175,374
Accounts payable	942,019	999,330
Accrued liabilities	198,206	273,815
Other current liabilities	583,328	583,328

Total current liabilities	1,958,629	2,031,847

Other liabilities
Debt payable after 12 months	254,157	308,678

Total Liabilities	2,212,786	2,340,525

Stockholders’ Deficiency

Common stock	5,498	5,498
Paid in capital in excess of par value	50,425	50,425
Series A convertible preferred stock	1,004,000	1,004,000
Series B redeemable convertible preferred stock	3,000,000	3,000,000
Series C redeemable convertible preferred stock	100,000	100,000
Retained earnings	(5,693,100)	(5,704,507)

Total Stockholders’ Deficiency	(1,533,177)	(1,544,584)

	679,609	795,941

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Financial Information

Diva Entertainment, Inc.

Consolidated Condensed Statement of Operations

	Three Months Ended
	9/30/03 (unaudited)	9/30/02 (unaudited)

	$	$
Revenue	461,435	537,780

SG&A expenses	422,097	557,349
Operating Profit (Loss)	39,338	(19,569)

Interest expense	24,291	115

Pre-Tax Profit (Loss)	15,047	(19,684)

Income tax expense	3,639	2,659

Net Income (Loss)	11,408	(22,343)

Weighted average number of common shares outstanding	5,498,800	5,498,800

Net income (loss) per share of common stock	$0.00	$(0.00)

The accompanying notes are an integral part of consolidated financial statements.

Consolidated Financial Information

Diva Entertainment, Inc.

Consolidated Condensed Statement of Cash Flows

	Three Months Ended
	9/30/03 (unaudited)	9/30/02 (unaudited)

	$	$
Operating activities
Net income (loss)	11,408	(22,343)
Depreciation and amortization	646	25,360
Change in other net operating assets	(16,964)	(172,855)
Increase in cash overdraft	59,702	(51,876)
Other	(54,522)	233,709

Net cash provided by (used in) operating activities	270	11,995

Investing activities capital expenditures	(270)	(26,147)

Net cash provided by (used in) investing activities	(270)	(26,147)

Net cash provided by (used in) financing activities	—	—

Increase (decrease) in cash	—	(14,152)
Cash at July 1	—	14,152
Cash at September 30	—	—

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

Note 2

Income taxes in the amount of $3,639 were paid during the three months ended September 30, 2003.

Note 3

The effects of non-cash investing and financing activities have been excluded from the statement of cash flows in accordance with SFAS 95.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Results of Operations

Three Months Ended September 30, 2003 as Compared to Three Months Ended September 30, 2002

Revenue for Diva Entertainment, Inc. (the “Company”) decreased by approximately $76,345 or approximately 14.2% from approximately $537,780 for the three months ended September 30, 2002 to approximately $461,435 for the three months ended September 30, 2003. SG&A expenses for the three- month period decreased by approximately $135,252 (a decrease of approximately 24.3%) from approximately $557,349 for the three months ended September 30, 2002 to $422,097 for the three months ended September 30, 2003. This decrease was largely due to a reduction in force in the Company’s California operations. As a result, the Company had an operating profit of approximately $15,047 for the three months ended September 30, 2003 compared to an operating loss of approximately $19,684 for the three months ended September 30, 2002. Interest expense for the fiscal quarter ended September 30 2003 (approximately $24,291) showed an increase from the corresponding period in the previous year (approximately $115).

In the quarter ended September 30, 2003, the operating results of the Company’s California operations which are carried on by the Company’s subsidiary, Prima Eastwest Model Management, Inc. (“Prima”), showed an improvement largely due to a reduction of SG&A expenses from a loss of approximately $71,000 in the quarter ended September 30, 2002 to a loss of approximately $21,953 for the quarter ended September 30, 2003. Prima’s revenue was approximately 46.9% lower than the corresponding period the prior year, decreasing from approximately $104,000 in the quarter ended September 30, 2002 to approximately $59,188 in the quarter ended September 30, 2003. This decrease is due to a number of factors including a continuing slowing in the overall economy and demand for model talent in that market. At the same time, Prima’s SG&A expenses decreased by approximately 51.7% from approximately $168,000 in the quarter ended September 30, 2002 to approximately $81,140 in the quarter ended September 30, 2003. This decrease was largely due to a reduction in force in the Company’s Prima operations. Management of Prima is conscious of the decline in revenue and is attempting to implement initiatives to both increase revenues and reduce operating expenses within the current economic environment. There is no guarantee that this can be accomplished.

For the quarter ended September 30, 2003, the Company’s New York City operations, carried on by the Company’s subsidiary, Que Management, Inc. (“Que”), continued to be profitable, albeit less profitable than the prior year corresponding period. In the quarter ended September 30, 2003, Que had revenue of approximately $402,247 compared with approximately $433,000 for the fiscal quarter ended September 30, 2002, a decrease of approximately 7.1%. At the same time SG&A expenses increased by approximately 14.1% from approximately $300,000 for the quarter ended September 30, 2002 to approximately $342,251 for the quarter ended September 30, 2003. Que’s operating performance declined from a profit of approximately $117,000 for the fiscal quarter ended September 30, 2002 to a profit of approximately $59,997 for the fiscal quarter ended September 30, 2003.

Liquidity and Capital Resources

During the three month period from June 30, 2003 to September 30, 2003, the Company’s working capital deficit increased from approximately $1,298,094 to approximately $1,340,832. The Company’s strategy to improve its working capital position is to undertake to increase revenues and control operating expenses and, if feasible, raise additional capital. There is no assurance that this can be accomplished or that the Company will be able to obtain any additional funding.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company from time to time is subject to routine litigation which is incidental to its business. Refer to the Company’s Form 10-KSB for the period ended June 30, 2003, Item 3 for details of pending litigation. As of September 30, 2003, there was no material change to the status of pending legal proceedings as reported therein.

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

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits.

Exhibit No.	Description

31.1	Certifications required by Sections 906 and 302 of the Sarbanes-Oxley Act of 2002

31.2

32

b. Form 8-K. None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVA ENTERTAINMENT, INC.

Date: November 12, 2003	By:	/s/ PETER C. ZACHARIOU
Peter C. Zachariou, President