Form 10QSB
period 2003-12-31
DIVA ENTERTAINMENT INC
filed 2004-02-17
CIK 919603

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 0-23506

DIVA ENTERTAINMENT, INC.

(Exact name of small business issuer in its charter)

Delaware	33-0601498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8618 West Third Street, Los Angeles, California 90048

(Address of principal executive offices)

(212) 807-6994

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

The number of shares outstanding of the issuer’s Common Stock, $.001 par value per share, as of February 9, 2004, is 5,498,800.

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Information

Diva Entertainment, Inc.

Consolidated Condensed Balance Sheet

	12/31/2003	6/30/03
	(unaudited)	(audited)
	$	$
Assets

Current assets
Cash	—	—
Accounts Receivable	647,196	727,273
Other current assets	6,480	6,480

Total current assets	653,676	733,753

Property, plant and equipment, net of accumulated depreciation	22,207	23,770

Other assets
Other assets	34,672	38,418

Total other assets	34,672	38,418

Total Assets	710,555	795,941

Liabilities

Current liabilities
Overdraft	55,112	175,374
Accounts payable	1,211,974	999,330
Accrued liabilities	165,173	273,815
Other current liabilities	583,328	583,328

Total current liabilities	2,015,587	2,031,847

Other liabilities
Debt payable after 12 months	266,230	308,678

Total Liabilities	2,281,817	2,340,525

Stockholders’ Deficiency

Common stock	5,498	5,498
Paid in capital in excess of par value	50,425	50,425
Series A convertible preferred stock	1,004,000	1,004,000
Series B redeemable convertible preferred stock	3,000,000	3,000,000
Series C redeemable convertible preferred stock	100,000	100,000
Retained earnings	(5,731,185)	(5,704,507)

Total Stockholders’ Deficiency	(1,571,262)	(1,544,584)

	710,555	795,941

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Financial Information

Diva Entertainment, Inc.

Consolidated Condensed Statement of Operations

	Three Months Ended		Six Months Ended
	12/31/03	12/31/02	12/31/03	12/31/02
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$
Revenue	416,441	495,896	877,876	1,033,676
SG&A expenses	434,129	546,847	856,226	1,104,196

Operating Profit (Loss)	(17,688)	(50,951)	21,650	(70,520)
Interest expense	18,408	—	42,699	115

Pre-Tax Profit (Loss)	(36,096)	(50,951)	(21,049)	(70,635)
Income tax expense	1,990	—	5,629	2,660

Net Income (Loss)	(38,086)	(50,951)	(26,678)	(3,295)

Weighted average number of common shares outstanding	5,498,800	5,498,800	5,498,800	5,498,800
Net income (loss) per share of common stock	$(0.01)	$(0.01)	$(0.00)	$(0.01)

The accompanying notes are an integral part of consolidated financial statements.

Consolidated Financial Information

Diva Entertainment, Inc.

Consolidated Condensed Statement of Cash Flows

	Six Months Ended
	12/31/03	12/31/02
	(unaudited)	(unaudited)
	$	$
Operating activities
Net income (loss)	(26,678)	(73,295)
Depreciation and amortization	2,123	40,820
Change in other net operating assets	184,079	(42,341)
Increase in cash overdraft	(120,262)	(106,425)
Other	(38.703)	221,576

Net cash provided by (used in) operating activities	559	40,335

Investing activities capital expenditures	(559)	(27,460)

Net cash provided by (used in) investing activities	(559)	(27,460)

Net cash provided by (used in) financing activities	—	—

Increase in cash	—	12,875
Cash at July 1	—	14,152

Cash at December 31	—	27,027

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

Note 2

Income taxes in the amount of $1,990 were paid during the three months ended December 31, 2003.

Note 3

The effects of non-cash investing and financing activities have been excluded from the statement of cash flows in accordance with SFAS 95.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Results of Operations

Three Months Ended December 31, 2003 as Compared to Three Months Ended December 31, 2002

Revenue for Diva Entertainment, Inc. (the “Company”) decreased by approximately $79,000 or approximately 16.0% from approximately $496,000 for the three months ended December 31, 2002 to approximately $416,000 for the three months ended December 31, 2003. SG&A expenses for the three- month period decreased by approximately $113,000 (a decrease of approximately 20.6%) from approximately $547,000 for the three months ended December 31, 2002 to approximately $434,000 for the three months ended December 31, 2003. This decrease was largely due to a reduction in force and other operating expenses associated with the Company’s operations. As a result, the Company had an operating loss of approximately $38,000 for the three months ended December 31, 2003 compared to an operating loss of approximately $51,000 for the three months ended December 31, 2002. Interest expense for the fiscal quarter ended December 31, 2003 (approximately $18,000) showed an increase from the corresponding period in the previous year (approximately $0).

In the quarter ended December 31, 2003, the operating results of the Company’s California operations which are carried on by the Company’s subsidiary, Prima Eastwest Model Management, Inc. (“Prima”), showed an improvement largely due to a reduction of SG&A expenses from a loss of approximately $51,000 in the quarter ended December 31, 2002 to a profit of approximately $1,400 for the quarter ended December 31, 2003. Prima’s revenue was approximately 7.3% lower than the corresponding period the prior year, decreasing from approximately $88,000 in the quarter ended December 31, 2002 to approximately $82,000 in the quarter ended December 31, 2003. At the same time, Prima’s SG&A expenses decreased by approximately 44.4% from approximately $139,000 in the quarter ended December 31, 2002 to approximately $77,000 in the quarter ended December 31, 2003. This decrease was largely due to a reduction in force and other operating expenses in the Prima operations.

For the quarter ended December 31, 2003, the Company’s New York City operations, carried on by the Company’s subsidiary, Que Management, Inc. (“Que”), declined from the prior year corresponding period. In the quarter ended December 31, 2003, Que had revenue of approximately $335,000 compared with approximately $408,000 for the fiscal quarter ended December 31, 2002, a decrease of approximately 17.9%. At the same time SG&A expenses decreased by approximately 20.6% from approximately $342,000 for the quarter ended December 31, 2002 to approximately $271,000 for the quarter ended December 31, 2003. Que’s operating performance declined from a profit of approximately $67,000 for the fiscal quarter ended December 31, 2002 to a loss of approximately $13,000 for the fiscal quarter ended December 31, 2003.

Six Months Ended December 31, 2003 as Compared to Six Months Ended December 31, 2002

Revenue for Diva Entertainment, Inc. (the “Company”) decreased by approximately $156,000 or approximately 15.1% from approximately $1,034,000 for the six months ended December 31, 2002 to approximately $878,000 for the six months ended December 31, 2003. SG&A expenses for the six- month period decreased by approximately $248,000 (a decrease of approximately 22.5%) from approximately $1,104,000 for the six months ended December 31, 2002 to approximately $856,000 for the six months ended December 31, 2003. This decrease was largely due to a reduction in force and other operating expenses associated with the Company’s operations. As a result, the Company had an operating profit of approximately $22,000 for the six months ended December 31, 2003 compared to an operating loss of approximately $71,000 for the six months ended December 31, 2002. Interest expense for the six months ended December 31, 2003 (approximately $43,000) showed a significant increase from the corresponding period in the previous year (approximately $100).

For the six months ended December 31, 2003, the operating results of the Company’s California operations which are carried on by the Company’s subsidiary, Prima Eastwest Model Management, Inc. (“Prima”), showed an improvement largely due to a reduction of SG&A expenses from a loss of approximately $122,000 in the six months ended December 31, 2002 to a loss of approximately $21,000 for the six months ended December 31, 2003. Prima’s revenue was approximately 26.3% lower than the corresponding period the prior year, decreasing from approximately $191,000 for the six months ended December 31, 2002 to approximately $141,000 for the six months ended December 31, 2003. At the same time, Prima’s SG&A expenses decreased by approximately 49.5% from approximately $314,000 for the six months ended December 31, 2002 to approximately $158,000 for the six months ended December 31, 2003. This decrease was largely due to a reduction in force and other operating expenses.

For the six months ended December 31, 2003, the Company’s New York City operations, carried on by the Company’s subsidiary, Que Management, Inc. (“Que”), declined from the prior year corresponding period. For the six months ended December 31, 2003, Que had revenue of approximately $737,000 compared with approximately $842,000 for the six months ended December 31, 2002, a decrease of approximately 12.5%. At the same time SG&A expenses only decreased by approximately 6.9% from approximately $659,000 for the quarter ended December 31, 2002 to approximately $614,000 for the six months ended December 31, 2003. Que’s operating performance declined from a profit of approximately $183,000 for the six months ended December 31, 2002 to a profit of approximately $47,000 for the six months ended December 31, 2003.

Liquidity and Capital Resources

During the six month period ended December 31, 2003, the Company’s working capital deficit increased from approximately $1,298,000 at June 30, 2003 to approximately $1,362,000. The Company’s strategy to improve its working capital position is to undertake to increase revenues and control operating expenses and, if feasible, raise additional capital. There is no assurance that this can be accomplished or that the Company will be able to obtain any additional funding.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company from time to time is subject to routine litigation which is incidental to its business. Refer to the Company’s Form 10-KSB for the period ended June 30, 2003, Item 3 for details of pending litigation. As of December 31, 2003, there was no material change to the status of pending legal proceedings as reported therein.

Item 5. Other Information.

The Company does not have an independent Audit Committee of its Board of Directors. The entire Board of Directors functions as the Company’s Audit Committee. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and U.S. Securities and Exchange Commission Rules implementing the Sarbanes-Oxley Act impose certain standards on listed companies relative to the maintenance and operations of Board of Directors Audit Committees, including but not limited to the requirement that Audit Committees be appointed, that membership of such committees comprise only independent directors, that a financial professional be among the membership of such committee and that such committee be afforded an adequate operating budget and be able to employ independent professional advisors. The Sarbanes-Oxley Act also requires that the Audit Committee oversee the work of a company’s outside auditors and that the outside auditors be responsible to the Audit Committee. The Company believes that it is not required to comply with the requirements relating to the appointment of an independent Audit Committee of its Board of Directors and conforming with the enumerated standards and guidelines because the Company is not a “Listed Company” as defined therein. Notwithstanding, the Company may ultimately be determined to not be incompliance therewith and may therefore face penalties and restrictions on its operations until it comes into full compliance. Additionally, the Company’s failure to comply with the provisions of the Sarbanes-Oxley Act could preclude it from being listed on NASDAQ or any other stock exchanges until it can show that it is in compliance.

Item 6. Exhibits and Reports on Form 8-K.

a.	Exhibits.

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

b.	Form 8-K. None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVA ENTERTAINMENT, INC.

	By:	/s/ Peter C. Zachariou
Date: February 12, 2004		Peter C. Zachariou, President