Form 10QSB
period 2004-03-31
DIVA ENTERTAINMENT INC
filed 2004-05-21
CIK 919603

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

    YES  ☒    NO  ☐

The number of shares outstanding of the issuer’s Common Stock, $.001 par value per share, as of May 13, 2004 is 5,498,800.

Transitional Small Business Disclosure Format (check one):

    YES  ☐    NO  ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Information

Diva Entertainment, Inc.

Consolidated Condensed Balance Sheet

	3/31/2004 (unaudited)	6/30/03 (audited)
	$	$
Assets

Current assets
Cash	11,840	—
Accounts Receivable	580,995	727,273
Other current assets	6,480	6,480

Total current assets	599,315	733,753

Property, plant and equipment, net of accumulated depreciation	27,786	23,770

Other assets
Other assets	36,087	38,418

Total other assets	36,087	38,418
Total Assets	663,188	795,941

Liabilities

Current liabilities
Overdraft	36,293	175,374
Accounts payable	1,261,591	999,330
Accrued liabilities	160,187	273,815
Other current liabilities	583,329	583,328

Total current liabilities	2,041,400	2,031,847
Other liabilities
Debt payable after 12 months	207,415	308,678

Total Liabilities	2,248,815	2,340,525
Stockholders’ Deficiency

Common stock	5,498	5,498
Paid in capital in excess of par value	50,425	50,425
Series A convertible preferred stock	1,004,000	1,004,000
Series B redeemable convertible preferred stock	3,000,000	3,000,000
Series C redeemable convertible preferred stock	100,000	100,000
Retained earnings	(5,745,550)	(5,704,507)

Total Stockholders’ Deficiency	(1,585,627)	(1,544,584)

	663,188	795,941

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Financial Information

Diva Entertainment, Inc.

Consolidated Condensed Statement of Operations

	Three Months Ended		Nine Months Ended
	3/31/04 (unaudited)	3/31/03 (unaudited)	3/31/04 (unaudited)	3/31/03 (unaudited)
	$	$	$	$
Revenue	478,350	286,562	1,356,226	1,320,238
SG&A expenses	491,173	451,732	1,347,399	1,555,928

Operating Profit (Loss)	(12,823)	(165,170)	8,827	(235,690)
Interest expense	1,292	—	43,991	115

Pre-Tax Profit (Loss)	(14,115)	(165,170)	(35,164)	(235,804)
Income tax expense	—	—	5,878	2,659

Net Income (Loss)	(14,115)	(165,170)	(41,042)	(238,464)

Weighted average number of common shares outstanding	5,498,800	5,498,800	5,498,800	5,498,800
Net income (loss) per share of common stock	$(0.00)	$(0.03)	$(0.01)	$(0.04)

The accompanying notes are an integral part of consolidated financial statements.

Consolidated Financial Information

Diva Entertainment, Inc.

Consolidated Condensed Statement of Cash Flows

	Nine Months Ended
	3/31/04 (unaudited)	3/31/03 (unaudited)
	$	$
Operating activities
Net income (loss)	(41,042)	(238,464)
Depreciation and amortization	4,020	48,635
Change in other net operating assets	294,911	27,518
Increase in cash overdraft	(139,081)	3,517
Other	(98,931)	173,415

Net cash provided by (used in) operating activities	19,877	14,621
Investing activities capital expenditures	(8,037)	(28,773)

Net cash provided by (used in) investing activities	(8,037)	(28,773)
Net cash provided by (used in) financing activities	—	—

Increase in cash	11,840	(14,152)
Cash at July 1	—	14,152

Cash at March 31	11,840	—

The accompanying notes are an integral part of the consolidated financial statements.

Diva Entertainment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1

These interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting policies for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulations S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. Readers of these statements should read the annual audited financial statements of the Company filed on Form 10-KSB in conjunction therewith.

The financial information as at March 31, 2004 and for the three-month period then ended are unaudited; however, such financial information includes all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the financial information in accordance with generally accepted accounting principles in the United States.

These financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from outcome of this uncertainty.

The Company has a stockholders’ accumulated deficiency of $1,585,627 at March 31, 2004 and produced only $19,877 cash flow from operations during the three months then ended. The Company plans to obtain additional funds through future debt or equity financings over the next twelve months to offset any future cash flow deficiencies. Such financings may not be available on reasonable terms, if at all. The resolution of this going concern issue is dependent on the realization of management’s plans. If management is unsuccessful in raising future debt or equity financings, the Company will be required to reduce or cease its operations.

Note 2

No income taxes were paid during the three months ended March 31, 2004.

Note 3

The effects of non-cash investing and financing activities have been excluded from the statement of cash flows in accordance with SFAS 95.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Results of Operations

Three Months Ended March 31, 2004 as Compared to Three Months Ended March 31, 2003

Revenue for Diva Entertainment, Inc. (the “Company”) increased by approximately $191,000 or approximately 66.6% from approximately $287,000 for the three months ended March 31, 2003 to approximately $478,000 for the three months ended March 31, 2004. SG&A expenses for the three- month period increased by approximately $39,000 (an increase of approximately 8.6%) from approximately $452,000 for the three months ended March 31, 2003 to approximately $491,000 for the three months ended March 31, 2004. The significant increase in revenues enabled the Company to narrow its operating loss to a loss of approximately $14,000 for the three months ended March 31, 2004 compared to an operating loss of approximately $165,000 for the three months ended March 31, 2003. Interest expense for the fiscal quarter ended March 31, 2004 (approximately $1,300) showed an increase from the corresponding period in the previous year (approximately $0).

In the quarter ended March 31, 2004, the operating results of the Company’s California operations which are carried on by the Company’s subsidiary, Prima Eastwest Model Management, Inc. (“Prima”), showed an improvement, largely due to significantly increased revenues and a reduction of SG&A expenses, from a loss of approximately $64,000 in the quarter ended March 31, 2003 to a profit of approximately $32,626 for the quarter ended March 31, 2004. Prima’s revenue was approximately 200 % higher than the corresponding period the prior year, increasing from approximately $36,000 in the quarter ended March 31, 2003 to approximately $108,000 in the quarter ended March 31, 2004. At the same time, Prima’s SG&A expenses decreased by approximately 25 % from approximately $100,000 in the quarter ended March 31, 2003 to approximately $75,000 in the quarter ended March 31, 2004. This decrease was largely due to a reduction in force and other operating expenses in the Prima operations.

For the quarter ended March 31, 2004, the Company’s New York City operations, carried on by the Company’s subsidiary, Que Management, Inc. (“Que”), also showed an improvement from the prior year corresponding period. In the quarter ended March 31, 2004, Que had revenue of approximately $370,000 compared with approximately $251,000 for the fiscal quarter ended March 31, 2003, an increase of approximately 47.4%. At the same time SG&A expenses increased by approximately 7.1 % from approximately $336,000 for the quarter ended March 31, 2003 to approximately $360,000 for the quarter ended March 31, 2004. Que’s operating performance improved from a loss of approximately $85,000 for the fiscal quarter ended March 31, 2003 to a loss of approximately $1,800 for the fiscal quarter ended March 31, 2004.

Nine Months Ended March 31, 2004 as Compared to Nine Months Ended March 31, 2003

Revenue for Diva Entertainment, Inc. (the “Company”) increased by approximately $36,000 or approximately 2.7 % from approximately $1,320,000 for the nine months ended March 31, 2003 to approximately $1,356,000 for the nine months ended March 31, 2004. SG&A expenses for the nine- month period decreased by approximately $209,000 (a decrease of approximately 13.4%) from approximately $1,556,000 for the nine months ended March 31, 2003 to approximately $1,347,000 for the nine months ended March 31, 2004. This decrease was largely due to a reduction in force and other operating expenses associated with the Company’s operations. As a result, the Company had a reduced operating loss of approximately $35,000 for the nine months ended March 31, 2004 compared to an operating loss of approximately $236,000 for the nine months ended March 31, 2003. Interest expense for the nine months ended March 31, 2004 (approximately $44,000) showed a significant increase from the corresponding period in the previous year (approximately $115).

For the nine months ended March 31, 2004, the operating results of the Company’s California operations which are carried on by the Company’s subsidiary, Prima Eastwest Model Management, Inc. (“Prima”), showed an improvement due to slightly increased revenues and a significant reduction of SG&A expenses, from a loss of approximately $186,000 in the nine months ended March 31, 2003 to a profit of approximately $12,000 for the nine months ended March 31, 2004. Prima’s revenue was approximately 9.7 % higher than the corresponding period the prior year, increasing from approximately $227,000 for the nine months ended March 31, 2003 to approximately $249,000 for the nine months ended March 31, 2004. At the same time, Prima’s SG&A expenses decreased by approximately 43.6 % from approximately $413,000 for the nine months ended March 31, 2004 to approximately $233,000 for the nine months ended March 31, 2004. This decrease was largely due to a reduction in force and other operating expenses.

For the nine months ended March 31, 2004, the Company’s New York City operations, carried on by the Company’s subsidiary, Que Management, Inc. (“Que”), showed an improvement from the prior year corresponding period. For the nine months ended March 31, 2004, Que had revenue of approximately $1,107,000 compared with approximately $1,093,000 for the nine months ended March 31, 2004, an increase of approximately 1.3%. At the same time SG&A expenses decreased by approximately 2.2 % from approximately $995,000 for the nine months ended March 31, 2003 to approximately $973,000 for the nine months ended March 31, 2004. Que’s operating profit improved from a profit of approximately $98,000 for the nine months ended March 31, 2003 to a profit of approximately $134,000 for the nine months ended March 31, 2004.

Liquidity and Capital Resources

During the nine month period ended March 31, 2004, the Company’s working capital deficit increased from approximately $1,298,094 at June 30, 2003 to approximately $1,442,085. The Company’s strategy to improve its working capital position is to undertake to increase revenues and control operating expenses and, if feasible, raise additional capital. There is no assurance that this can be accomplished or that the Company will be able to obtain any additional funding.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company from time to time is subject to routine litigation which is incidental to its business. Refer to the Company’s Form 10-KSB for the period ended June 30, 2003, Item 3 for details of pending litigation. As of March 31, 2004, there was no material change to the status of pending legal proceedings as reported therein.

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

DIVA ENTERTAINMENT, INC.

Date: May 13, 2004	By:	/s/ Peter C. Zachariou
Peter C. Zachariou, President