Form 10QSB
period 2004-05-31
IGIA, Inc.
filed 2004-07-20
CIK 919603

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.


                        Commission file number 000-23506


                                   IGIA, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                         33-0601498
          --------                                         ----------
  (State or jurisdiction of                    (IRS Employer Identification No.)
incorporation or organization)

            11 West 42nd Street, 7th Floor, New York, New York 10036
            --------------------------------------------------------
                    (Address of Principal Executive Offices)

                  Registrant's telephone number: (212) 575-0500

                      Former Fiscal Year End: June 30, 2003



(Former name, former address and former fiscal year, if changed since last report)


        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:
                          Preferred Stock: No Par Value
                         Common Stock: $ .001 Par Value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         As of July 10, 2004, the Registrant had 19,663,140 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

                               ------------------


                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending May 31, 2004


                                Table of Contents

                                                                                          Page
                                                                                          ----
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheet:                                       2
                          May 31, 2004

                 Condensed Consolidated Statements of Operations:                            3
                                        Three Months Ended May 31, 2004 and 2003

                 Condensed Consolidated Statements of Cash Flows:                            4
                                        Three Months Ended May 31, 2004 and 2003

                 Notes to Condensed Consolidated Financial Statements:                       5
                           May 31, 2004

   Item 2.  Management Discussion and Analysis                                               7

   Item 3. Controls and Procedures                                                          13

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                               13

   Item 6.  Exhibits and Reports on Form 8-K                                                13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited Condensed Consolidated Financial Statements as of May 31, 2004 and for the three months ended May 31, 2004 and 2003 have been prepared by IGIA, Inc. (formerly Diva Entertainment, Inc.),a Delaware corporation.

                                   IGIA, INC.
                      (Formerly Diva Entertainment, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                               May 31, 2004
                                                                               -----------
                               ASSETS
CURRENT ASSETS:
Cash                                                                               258,694
Accounts receivable, net                                                         2,619,722
Inventories
                                                                                 9,639,760
Prepaid expenses and other current assets                                          825,583
                                                                               -----------
         Total current assets                                                   13,343,759

Property and equipment, net                                                        167,217
Security deposits                                                                   27,561
                                                                               -----------

Total Assets                                                                    13,538,537
                                                                               ===========

              LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                14,191,070
Accrued expenses and other liabilities                                           3,450,149
Income taxes payable                                                               235,867
Advances under factoring facility                                                  413,812
                                                                               -----------
         Total current liabilities                                              18,290,898

Commitments and Contingencies  (Note D)

DEFICIENCY IN STOCKHOLDERS' EQUITY:
Preferred stock, Series E, no par value,  261,000 shares authorized, issued
and outstanding at May 31, 2004                                                     57,337
Common stock, par value $ 0.001 per share; 100,000,000 shares authorized,
19,663,140 shares issued and outstanding at May 31, 2004                            19,663
Additional paid in capital                                                       6,582,164
Accumulated deficit                                                            (11,411,526)
                                                                               -----------
       Total Deficiency in Stockholders' Equity                                 (4,752,361)
                                                                               -----------

Total Liabilities and Deficiency in Stockholders' Equity                        13,538,537
                                                                               ===========

--------------------------------------------------------------------------------
See accompanying footnotes to the unaudited condensed consolidated financial statements

                                   IGIA, INC.
                       (Formerly Diva Entertainment, Inc.)
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                                 Three Months Ended May 31,
                                                 --------------------------
                                                    2004            2003
                                                 ----------      ----------

REVENUES:
    Net sales                                     6,584,933      15,264,183

    Cost of sales                                 2,788,262       6,030,818

                                                 ----------      ----------
          Gross Profit                            3,796,671       9,233,365



OPERATING EXPENSES:
   Media advertising                                301,250       3,911,121

   Other selling, general and administrative      2,979,963       4,947,183

                                                 ----------      ----------
   Total Operating Expenses                       3,281,213       8,858,304

                                                 ----------      ----------

          INCOME FROM OPERATIONS                    515,458         375,061


OTHER INCOME (EXPENSE):
   Interest (expense), net                          (93,915)       (160,423)
   Other                                             50,192         128,502
                                                 ----------      ----------
                                                    (18,203)        (31,921)
                                                 ----------      ----------

Net income before income taxes                      471,734         343,140


Income taxes                                        235,867         147,542

                                                 ----------      ----------

              NET INCOME                            235,867         195,598

                                                 ==========      ==========

Net income per common share (basic and          $      0.01     $      0.00
assuming dilution)
Weighted average common shares outstanding       45,763,140      45,763,140




See accompanying footnotes to the unaudited condensed consolidated financial statements

                                   IGIA, INC.
                       (Formerly Diva Entertainment, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Three Months Ended May 31,
                                                                               ---------------------------
                                                                                   2004           2003
                                                                               -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $  (235,867)    $   195,598
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization                                                       20,634          18,536
Accrued interest income                                                            (51,042)        (76,562)

INCREASE (DECREASE) IN CASH RESULTING FROM CHANGES IN:
Accounts Receivable                                                             (1,562,274)     (3,760,963)
Inventory                                                                          950,095          35,942
Accounts Payable                                                                   144,705       7,176,991
Accrued Expenses                                                                   556,834      (3,862,028)
Prepaid Expenses and Other                                                         299,143        (242,632)
Income Taxes                                                                       235,867         160,035
                                                                               -----------     -----------
Net cash used in operating activities                                              829,829        (355,082)
                                                                               -----------     -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed assets, net                                                       (2,697)         (2,148)
                                                                               -----------     -----------
Net cash used in investing activities                                               (2,697)         (2,148)
                                                                               -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (repayments) on factoring facility                                       (520,165)              0
Advances (repayments) on line of credit                                           (215,517)         76,345
                                                                               -----------     -----------
Net cash provided by financing activities                                         (753,682)         76,345
                                                                               -----------     -----------

Net increase (decrease) in cash and cash equivalents                                73,450        (280,885)
Cash and cash equivalents at beginning of period                                   185,244         393,909
                                                                               -----------     -----------
Cash and cash equivalents at end of period                                     $   258,694     $   113,024
                                                                               ===========     ===========


See accompanying footnotes to the unaudited condensed consolidated financial statements

                                   IGIA, INC.
                       (Formerly Diva Entertainment, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2004
                                   (UNAUDITED)



NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended May 31, 2004 are not necessarily indicative of the results that may be expected for the year ended February 28, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated February 29, 2004 and February 28, 2003 financial statements and footnotes thereto included in the Company's SEC Form 8-K, as amended.

Basis of Presentation

         IGIA, Inc., formerly Diva Entertainment, Inc. (the "Company", "Registrant" or "IGIA"), is incorporated under the laws of the State of Delaware. The Company, through its wholly-owned subsidiary, Tactica International, Inc. ("Tactica") designs, develops, imports, and distributes personal care and household products to major retailers and through direct marketing. We purchase our products from unaffiliated manufacturers most of which are located in the People's Republic of China and the United States.

         The  consolidated  financial  statements  include  the  accounts of the
Registrant  and  its   wholly-owned   subsidiary,   Tactica.   All   significant
inter-company transactions and balances have been eliminated in consolidation.

Stock-Based Compensation

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not yet adopted any stock-based compensation plans.


New Accounting Pronouncements

         In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

Reclassification

         Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported profits.


NOTE B - ACQUISITION AND CAPITAL RESTRUCTURE

            On June 11, 2004, the Company entered into a Securities Purchase Agreement and Plan of Reorganization ("Merger") with Diva Entertainment, Inc. ("Diva") an inactive publicly registered shell corporation with no significant assets or operations. In accordance with SFAS No. 141, the Company was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the Company's capital structure

            For accounting purposes, the Company has accounted for the transaction as a reverse acquisition and the Company shall be the surviving entity. From July 1999, until the date of the Merger, DIVA was an inactive entity, with no operations. The Company did not recognize goodwill or any intangible assets in connection with the transaction.

            Effective with the Merger, all previously outstanding common stock owned by the Company's shareholders were exchanged for an aggregate of 12,400,000 shares of the DIVA's Common Stock and 261,000 shares of Series E Convertible Preferred Stock. The value of the stock that was issued was the historical cost of the DIVA's net tangible assets, which did not differ materially from their fair value.

            Subsequent to the Merger, DIVA changed its name to IGIA, Inc.

            The  accompanying   financial   statements  present  the  historical
financial condition, results of operations and cash flows of the Company prior to the merger with DIVA.



NOTE C - CAPITAL STOCK

         We are authorized to issue 100,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, of which 261,000 have been designated Series E Convertible Preferred Stock and 2,000 will be designated Series G Convertible Preferred Stock. As of the date of this Memorandum, we had 19,663,140 shares of Common Stock, 261,000 shares of Series E Convertible Preferred Stock and no shares of Series G Convertible Preferred Stock outstanding.

Common Stock.

         Our authorized common equity consists of 100,000,000 shares of a single class of Common Stock, having a par value of $0.001 per share. As of June 11, 2004, IGIA had issued and outstanding a total of 19,663,140 shares of Common Stock (not including the 26,100,000 shares of Common Stock issuable upon conversion of the Series E Convertible Preferred Stock). The holders of our Common Stock have no cumulative voting rights or preemptive rights.

Units

         Each Unit consists of one share of Series G Convertible Preferred Stock and a Warrant.

Preferred Stock

         We are authorized to issue up to 10,000,000 shares of preferred stock, having a par value of $0.001 per share. Our preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions. The issuance of preferred stock could reduce the rights, including voting rights, of the holders of Common Stock, and, therefore, reduce the value of our Common Stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party, thereby preserving control of IGIA by existing management.

         Current holders of our preferred stock (i) have general ratable rights to dividends from funds legally available therefore, when, as and if declared by the Board of Directors; (ii) are entitled to share ratably in all assets available for distribution to stockholders upon liquidation, dissolution or winding up of our affairs; (iii) do not have preemptive, subscription or conversion rights, nor are there any redemption or sinking fund provisions applicable thereto; and (iv) are entitled to one vote per share on all matters on which stockholders may vote at all stockholder meetings. The preferred stock does not have cumulative voting rights.

Series E Convertible Preferred Stock

         As of June 15, 2004, there were 261,000 shares of our Series E Convertible Preferred Stock issued and outstanding. All issued and outstanding shares of Series E Convertible Preferred Stock will automatically convert into an aggregate of 26,100,000 shares of our Common Stock prior to the Closing Date of this Offering.

Series G Convertible Preferred Stock

Designation and Rank

         In connection our Board of Director's authority to issue "blank check" preferred stock, we are filing an amendment to our certificate of incorporation in which amendment we designated the relative rights and preferences of our Series G Convertible Preferred Stock pursuant to which our Board of Directors authorizes the issuance of 2,000 shares of Series G Convertible Preferred Stock, par value $0.001 per share. The Series G Convertible Preferred Stock shall rank prior to the Common Stock for purposes of liquidation preference and to all other classes and series of equity securities of IGIA that by their terms do not rank senior to the Series G Convertible Preferred Stock, except that the Series G Convertible Preferred Stock shall be subordinate to and rank junior to all other classes of preferred stock of IGIA outstanding as of the date hereof (the Series E Convertible Preferred Stock) or hereafter created unless any series of preferred stock hereafter created by its terms ranks junior to the Series G Convertible Preferred Stock. The Series G Convertible Preferred Stock shall be subordinate to and rank junior to all indebtedness of IGIA now or hereafter outstanding. The Series G Convertible Preferred Stock has a stated value of $10,000 per share.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2004

Overview

         The following discussion contains forward-looking statements that are subject to significant risks and uncertainties about us, our current and planned products, our current and proposed marketing and sales, and our projected results of operations. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise.

Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. The following discussion and analysis should be read in conjunction with the financial statements of the Company and notes thereto. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment from our Management.

         Information about us, including a description of our business, markets, properties, competition and historical financial information, is provided in summary form regarding our business and affairs. This information is not intended to be complete and should be read in conjunction with the financial statements and other documents appended hereto or described herein.

History

         IGIA was incorporated in the State of Delaware in December 2002 under the name Quasar Projects Company for the purpose of merging with or acquiring a company with operations and assets. From its inception through April 28, 1999, we generated nominal revenues and did not actively engage in business.

         On April 28, 1999, we acquired Diva Entertainment, Inc., a Florida corporation, which was engaged in the business of operating and managing two wholly owned talent management companies: Prima Eastwest Model Management, Inc., a California corporation, and Que Management Inc., a New York corporation. At that time, we changed our name to Diva Entertainment, Inc. From April 28, 1999 through June 10, 2004, we were in the business of representing professional fashion models, commercial actors and theatrical actors.

         On June 11, 2004, we entered into the Securities Purchase Agreement described above under the heading "Recent Developments," pursuant to which we acquired our wholly owned subsidiary Tactica International, Inc. and sold our former subsidiary Diva Entertainment, Inc.

         Since June 11, 2004, we have been in the business of the direct marketing and distribution of proprietary and branded personal care and home care products. We are no longer in the business of talent management.

General Background

         IGIA, through its wholly owned operating subsidiary, Tactica International, Inc. ("Tactica"), is a leading direct marketer and distributor of proprietary and branded personal care and home care products. Tactica has successfully established a niche and growing position within the direct marketing industry, a market which the "Direct Marketing Association" expects to grow from $2 to $3 trillion dollars in annual sales within the next five years. Tactica also sells through major retail chains and mail order catalogs and on Tactica's website.

         Tactica is managed by an experienced, innovative and highly successful management team that has proven its ability to develop, launch, market and distribute new products through a carefully planned and coordinated campaign that assures widespread consumer awareness of the products, and easy access to a variety of purchasing channels. The management team is headed by Avi Sivan, Tactica's founder and Chief Executive Officer, and Prem Ramchandani, Tactica's President. They have been the driving force in making IGIA a player in the Direct Response Television (DRTV) industry. They spearheaded the launching of numerous unique, innovative products through a four-pronged marketing approach that includes print, TV, mail order and retail. Mr. Sivan is one of the pioneers of the industry and the creator of the IGIA(R) brand of products. Tactica has been successful in utilizing infomercials as a marketing channel to sell products.

         All of IGIA's operations occur in our Tactica subsidiary, which we acquired as of June 11, 2004. IGIA does not currently have any operations at the parent level.

         In March 2000, a majority interest in Tactica was purchased by Helen of Troy Limited or HoT, a developer and marketer of personal care products. The transaction gave Tactica access to capital to expand marketing and distribution. Tactica expanded its focus on distribution and more than doubled the number of retail outlets carrying Tactica's products to more than 45,000 worldwide. On April 29, 2004, Tactica's management purchased back the 55% interest in Tactica held by HoT. In exchange for HoT's 55% interest and approximately $17 million of secured Tactica debt and accrued interest payable, HoT received marketable securities, intellectual properties, including the Epil-Stop(R) brand, and the right to certain Tactica tax refunds. On June 11, 2004, Tactica acquired IGIA pursuant to an acquisition by IGIA of all of the outstanding securities of Tactica and the acquisition by Tactica's stockholders of the majority of IGIA's outstanding securities.


COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2004 TO THE THREE MONTHS ENDED MAY 31, 2003

Results of Operations

Revenues

            IGIA through its wholly owned subsidiary Tactica, sells a variety of personal care and other products to retailers (the "retail segment") and directly to consumers (the "direct response segment"). Tactica uses television and print media advertising extensively to promote sales in both segments. Our total revenues were $6,584,933 for the three-month period ended May 31, 2004 compared to $15,264,183 for the same period ended May 31, 2003, a decrease of $8,679,250, or 56.9%. The decrease in revenue was primarily the result of a $3,609,871 decrease, or 92.3%, in media advertising spending, which has a positive correlation to our revenues.

         We incur chargeback claims from our retailer customers which reduce our revenues. We have incurred a high level of chargebacks for Epil-Stop(R) products we sold as a result of the reduction in our promotional efforts that stimulated retail sales of Epil-Stop(R). In addition, the launch of Epil-Stop(R) Wipe-Aways, a new hair removal product, was not promoted extensively and did not produce as much revenues as anticipated, and is resulting in significant retail chargebacks. Under terms of an April 29, 2004 agreement, we transferred all rights to the Epil-Stop(R) brand to Helen of Troy and they granted us a three-year license to sell Epil-Stop(R) products to customers outside of North America, Central America, South America and the Caribbean. Our accrued chargeback reserve provides for estimated future chargeback claims and such reserve was significantly increased during the three-month period ended May 31, 2004 to account for chargebacks for Epil-Stop(R) products now that we do not support the brand in the U.S.

         Our sales of Epil-Stop(R) products to international customers are not significantly influenced by U.S. television advertising and are generally not subject to returns. Our future Epil-Stop(R) sales to international customers are expected to be largely unaffected by sales and marketing activities in the U.S.


Gross Profit

            The Company's gross profit was $3,796,671 or 57.7% for the three months ended May 31, 2004 versus $9,233,365 or 60.5% for the three months ended May 31, 2003. The $5,436,694 decrease in gross profit is primarily the result of the decrease in revenue. Our gross profit percentage decreased primarily due to an increase of sales of excess inventory to specialty retailers at reduced prices in the three-month period ended May 31, 2004 as compared to May 31, 2003.


Costs and Expenses

         Selling, general and administrative ("S G & A") expenses for the three-month period ended May 31, 2004 decreased $5,577,090 from $8,858,304 to $3,281,213, or 63.0% as compared to the same period in 2003. The decrease is due to a $3,609,871 reduction in our media advertising caused by the Company's reduced cash availability and the April 29, 2004 transfer of its Epil-Stop brand to Helen of Troy. Our promotional efforts for Epil-Stop products were significantly lower in the three-month period ended May 31, 2004 as compared to the same period in 2003.

Interest Expense

         The Company incurred interest expense of $144,957 and $237,082 during the three-month periods ended May 31, 2004 and 2003, respectively. The decrease is due to the elimination on April 29, 2004 of Tactica's line of credit with Helen of Troy and resulting interest expense charges.


Net Loss

         Our net income for the quarter ended May 31, 2004 was $235,867 in contrast to a $195,598 net profit for the quarter ended May 31, 2003. The Company's lower level of operating expenses offset the reduced gross profits.

         Our net income per common share (basic and diluted) was $0.01 for the three months ended May 31, 2004 and $0.00 for the three months ended May 31, 2003.

         The weighted average number of outstanding shares was 45,763,140 for the three months ended May 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

         On April 29, 2004, Tactica, its minority stockholders and Helen of Troy entered into a transaction that affected Tactica's liquidity, capital resources and operations. In the transaction, approximately $17 million in secured Tactica debt and accrued interest payable to HoT was discharged and the minority stockholders received HoT's 55% interest in Tactica. HoT received the right to collect an estimated $2,900,000 in proceeds from Tactica corporate income tax carry-back claims for all periods through fiscal year ended February 29, 2004, 3,000,000 shares of marketable securities that Tactica obtained from a related party, Tactica's Epil-Stop brand and a royalty-free license to use certain technologies. Tactica retained its inventory of Epil-Stop products and is licensed by HoT to sell such products to certain international customers.

         Management believes that by eliminating Tactica's secured debt, consolidating ownership of Tactica prior to merging with IGIA, and exiting the U.S. market for Epil-Stop products, we are better positioned to obtain additional capital resources and operate more efficiently. Management is continuing to pursue a plan to further increase working capital and return to profitability. Under the plan, Tactica acquired a controlling interest in IGIA through a reverse merger transaction. Management and certain Tactica suppliers have agreed to convert $3,500,000 of accounts payable into equity and is in negotiations with additional suppliers that may lead to further conversions. Tactica is also raising cash through sales of excess inventory to specialty retailers which has enabled management to reduce inventory and establish a distribution channel for further such sales.

         IGIA plans to use the additional cash from to increase revenues, which have been constrained, in part, due to limited available working capital needed to purchase product to fill customer orders and to run television advertising. Management believes that the additional funds would enable IGIA to promote direct sales of its Singer line of floor care products in the second fiscal quarter of 2005 and launch sales through retail outlets thereafter. Management expects that increased sales and marketing activities would also enable IGIA to stimulate sales of its IGIA(R) product lines. By revitalizing sales and marketing activities, Tactica expects to improve its ability to bring to market new products, including products under its own brands and licensed products.

            On April 29, 2004, Tactica and HoT entered in a revolving Factoring Agreement under which Tactica sold certain customer orders and invoices to HoT in exchange for in cash. No further advances under the Factoring Agreement will take place and outstanding borrowings are expected to be repaid in full shortly.

         As of May 31, 2004, the Company had a working capital deficit of $4,947,140. The Company generated cash flow from operations of $829,829 for the three-month period ended May 31, 2004. The cash flow from operating activities for the three-month period ended May 31, 2004 is primarily attributable to the Company's net income from operations of $235,867, an increase in accounts payable and accrued expenses.

            Cash flows used in investing activities for the three-month period ended May 31, 2004 consisted of the acquisition of $2,697 of equipment used in operations.

            While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

         By adjusting its operations and development to the level of capitalization, management believes it has suffucient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations , liquidity and financial condition.

            The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

Trends, Risks and Uncertainties

         We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.


IGIA  FACES POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS.

         IGIA's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside IGIA's control, including:

         IGIA's quarterly results may also be significantly impacted by the accounting treatment of acquisitions, financing transactions or other matters. Due to the foregoing factors, among others, it is likely that IGIA's operating results will fall below the expectations of IGIA or investors in some future period.

IGIA'S COMMON STOCK TRADES IN A LIMITED PUBLIC MARKET, THE NASD OTC ELECTRONIC BULLETIN BOARD; ACCORDINGLY, INVESTORS FACE POSSIBLE VOLATILITY OF SHARE PRICE.

         IGIA's common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol IGAI.OB. As of July 20, 2004, there were approximately 19,663,140 shares of common stock outstanding, of which approximately 7,263,140 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by IGIA or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the liquidity of IGIA's common stock and volatility of IGIA's stock price.

IGIA'S FUTURE OPERATIONS ARE CONTINGENT ON ITS ABILITY TO MANAGE ITS GROWTH, IF ANY.

         IGIA expects to experience significant growth in the number of employees and the scope of its operations. In particular, IGIA may hire additional sales, marketing, content acquisition and administrative personnel. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. IGIA believes that its ability to increase its customer support capability and to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to its future success.

         Further, IGIA's future success will be highly dependent upon its ability to successfully manage the expansion of its operations. IGIA's ability to manage and support its growth effectively will be substantially dependent on its ability to: implement adequate improvements to financial and management controls, reporting and order entry systems, and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel. IGIA's expansion and the resulting growth in the number of its employees will result in increased responsibility for both existing and new management personnel. IGIA is in the process of establishing and upgrading its financial accounting and procedures. IGIA may not be able to identify, attract, and retain experienced accounting and financial personnel. IGIA's future operating results will depend on the ability of its management and other key employees to implement and improve its systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. IGIA may not be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on its business, results of operations, and financial condition.

         IGIA's future success depends upon its ability to address potential market opportunities while managing its expenses to match its ability to finance its operations. This need to manage its expenses will place a significant strain on IGIA's management and operational resources. If IGIA is unable to manage its expenses effectively, the company may be unable to finance its operations.

IGIA FACES RISKS ASSOCIATED WITH FUTURE ACQUISITIONS, IF ANY.

         As part of its business strategy, IGIA expects to acquire assets and businesses relating to or complementary to its operations. These acquisitions by IGIA will involve risks commonly encountered in acquisitions of companies. These risks include, among other things, the following:

         o IGIA may be exposed to unknown liabilities of the acquired companies;

         o IGIA may incur acquisition costs and expenses higher than it anticipated;

         o Fluctuations in IGIA's quarterly and annual operating results may occur due to the costs and expenses of acquiring and integrating new businesses;

         o IGIA may experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses;

         o IGIA's ongoing business may be disrupted and its management's time and attention diverted; and

         o        IGIA may be unable to integrate successfully.

FORWARD-LOOKING STATEMENTS

The statements in this Report relating to our expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "anticipates", "intends", "believes", "will" and similar words are used to identify forward-looking statements within the meaning of the Act.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include (1) general domestic and international economic and business conditions including political unrest, currency fluctuations and tariffs, (2) increased competition in our markets and products, (3) our investment bankers' ability to sell our securities and (4) our ability to commercialize our products.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see our other filings with the Securities and Exchange Commission.


Item 3. Controls and Procedures

     (a) Evaluation of Disclosure controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange act reports is recorded, processed , summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgement in assessing the costs and benefits of such controls and procedures , which , by their nature, can provide only reasonable assurance regarding management's control objectives.

We have carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the evaluation date.

Based upon that evaluation , the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the evaluation date.

(a)      Changes in internal controls

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

In the ordinary course of business, the Registrant may be involved in legal proceedings from time to time. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.


Item 6.  Exhibits and Reports on From 8-K

         (a)      Exhibits

                  31.1 Certification of the Chief Executive Officer of IGIA, Inc. pursuant to Exchange Act Rule 15d-14(a)

                  31.2 Certification of the Chief Financial Officer of IGIA, Inc. pursuant to Exchange Act Rule 15d-14(a)

                  32.1 Certification of the Chief Executive Officer and Chief Financial Officer of IGIA, Inc. pursuant to 18 U.S.C. 1350

         (a)      Reports  filed on Form 8-K during the three  months  ended May
                  31, 2004

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             IGIA, Inc.
                                             (formerly DIVA Entertainment, Inc.)
                                             (Registrant)

Date: July 20, 2004                          /s/ Avi Sivan
                                             -------------
                                             Chief Executive Officer