Form 10QSB
period 2004-08-31
IGIA, Inc.
filed 2004-10-18
CIK 919603

(Check One): ☐ Form 10-K ☐ Form 20-F ☐ Form 11-K ☒ Form 10-QSB ☐ Form N-SAR	UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 12b-25 NOTIFICATION OF LATE FILING

Commission File No.: 000-23506 CUSIP No.: 451698104

For Period Ended: August 31, 2004
☐ Transition Report on Form 10-K
☐ Transition Report on Form 20-F
☐ Transition Report on Form 11-K
☐ Transition Report on Form 10-Q
☐ Transition Report on Form N-SAR

For the Transition Period Ended:

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates: N/A

PART I

REGISTRANT INFORMATION

IGIA, Inc.

Full Name of Registrant

DIVA Entertainment, Inc.

Former Name if Applicable

11 West 42nd Street, 7th Floor

Address of Principal Executive Office (Street and Number)

New	York, New York 10036

City,	State and Zip Code

PART II

RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

	(a)	The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

☒	(b)	The subject annual report, semi-annual report, transition report on Form 10-K, 20-F, 11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

	(c)	The accountant’s statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III

NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period.

IGIA, Inc.’s (“IGIA,” “we,” “us” or “our”) Quarterly Report on form 10-QSB for the quarter ended August 31, 2004 could not be filed within the prescribed time period because IGIA has devoted substantial time and efforts to exploring various restructuring and financing activities. As a result, we were not able to timely finalize our quarterly report.

PART IV

OTHER INFORMATION

(1)	Name and telephone number of person to contact in regard to this notification

Kurt Streams	212	575-0500
(Name)	(Area Code)	(Telephone Number)

(2)	Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s). ☒ Yes ☐ No

(3)	Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof? ☒ Yes ☐ No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

IGIA, through our wholly-owned subsidiary Tactica International, Inc., a Nevada corporation (“Tactica”), sells a variety of personal care and other products to retailers and directly to consumers. Tactica uses television and print media advertising extensively to promote sales in both segments. Our total revenues for the six-month period ended August 31, 2004 were approximately $10 million as compared to $25 million for the same period ended August 31, 2003. The decrease is primarily the result of a decrease in media advertising spending, which has a positive correlation to our revenues. In addition, under the terms of a April 29, 2004 agreement, we transferred all our rights to the Epil-Stop® brand to Helen of Troy and they granted us a three-year license to sell Epil-Stop® products to customers outside of North America, Central America, South America and the Caribbean.

IGIA, Inc.

(Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date: October 15, 2004	IGIA, Inc.

	By:	/s/ Kurt Streams
Kurt Streams Chief Financial Officer