Form 10QSB
period 2004-08-31
IGIA, Inc.
filed 2004-11-15
CIK 919603

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

Commission file number 000-23506

IGIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0601498
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11 West 42nd Street, 7th Floor, New York, New York 10036

(Address of Principal Executive Offices)

Registrant’s telephone number: (212) 575-0500

Former Fiscal Year End: June 30, 2003

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Preferred Stock: No Par Value

Common Stock: $ .001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

As of November 12, 2004, the Registrant had 17,913,140 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Quarterly Report on Form 10-QSB for the

Quarterly Period Ending August 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited Condensed Consolidated Financial Statements as of August 31, 2004 and for the three and six months ended August 31, 2004 and 2003 have been prepared by IGIA, Inc. (formerly Diva Entertainment, Inc.), a Delaware corporation.

IGIA, INC.

(Formerly Diva Entertainment, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

August 31, 2004
ASSETS

CURRENT ASSETS:
Cash	$197,529
Accounts receivable, net of allowance for doubtful accounts of $4,162,029	1,269,480
Inventories	8,596,914
Prepaid expenses and other current assets	552,995

Total current assets	10,616,918

Property and equipment, net of accumulated depreciation of $529,820	146,584
Security deposits	27,560

Total Assets	$10,791,062

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,405,639
Accrued chargeback reserve Accrued expenses and other liabilities	3,088,927 986,523
Note payable	100,000
Prepaid shipments	677,643
Advances under factoring facility	438,251

Total current liabilities	14,696,983

DEFICIENCY IN STOCKHOLDERS’ EQUITY:
Preferred stock, Series E, par value $0.001 per share; 10,000,000 shares authorized; 261,574 shares issued and outstanding	262
Common stock, par value $ 0.001 per share; 100,000,000 shares authorized, 17,913,140 shares issued and outstanding	17,913
Additional paid in capital	13,921,051
Accumulated deficit	(17,845,147)

Total Deficiency in Stockholders’ Equity	(3,905,921)

Total Liabilities and Deficiency in Stockholders’ Equity	$10,791,062

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.

(Formerly Diva Entertainment, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
REVENUES:
Net sales	$1,987,050	10,447,359	8,571,983	25,711,543

Cost of sales	2,190,781	4,513,441	4,979,044	10,544,260

Gross Profit	(203,731)	5,933,918	3,592,939	15,167,283

OPERATING EXPENSES:
Media advertising	54,251	3,803,453	451,788	7,714,574
Financial advisory fee	3,275,000	0	3,275,000	0
Other selling, general and administrative	2,822,678	5,947,366	5,706,354	10,379,555

Total Operating Expenses	6,151,929	9,750,819	9,433,142	18,094,129

LOSS FROM OPERATIONS	(6,355,660)	(3,816,901)	(5,840,203)	(2,926,846)

OTHER INCOME (EXPENSE):
Interest expense, net	(24,438)	(153,391)	(118,353)	(313,814)
Other	82,234	31,723	132,425	160,225

	57,796	(121,668)	14,072	(153,589)

Net loss before income taxes	(6,297,864)	(3,938,569)	(5,826,131)	(3,080,435)

Income tax benefit	(235,866)	(1,837,521)	0	(1,689,978)

NET LOSS	$(6,061,998)	(2,101,048)	(5,826,131)	(1,390,457)

Net loss per common share (basic and diluted)	$(0.34)	$(0.12)	$(0.33)	$(0.08)

Weighted average common shares outstanding	17,913,140	17,913,140	17,913,140	17,913,140

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.

(Formerly Diva Entertainment, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended August 31,
	2004	2003
Net cash (used in) provided by operating activities	$(356,674)	$110,947
Net cash used in investing activities	(3,078)	(10,826)
Net cash provided by financing activities	372,037	53,419

Net increase in cash and cash equivalents	12,285	153,540
Cash and cash equivalents at beginning of period	185,244	396,378

Cash and cash equivalents at end of period	$197,529	$549,918

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.

(Formerly Diva Entertainment, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2004

(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

IGIA, Inc., formerly Diva Entertainment, Inc. (the “Company”, “Registrant” or “IGIA”), is incorporated under the laws of the State of Delaware. The Company, through its wholly-owned subsidiary, Tactica International, Inc. (“Tactica”) designs, develops, imports, and distributes personal care and household products to major retailers and through direct marketing. We purchase our products from unaffiliated manufacturers most of which are located in the People’s Republic of China and the United States.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month and six-month periods ended August 31, 2004 are not necessarily indicative of the results that may be expected for the year ending February 28, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated February 29, 2004 audited financial statements and footnotes thereto included in the Company’s Form 8-K for June 11, 2004, as amended for August 26, 2004.

The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiary, Tactica. All significant inter-company transactions and balances have been eliminated in consolidation.

Chapter 11 Reorganization

On October 21, 2004, Tactica, which accounts for all of the current operations of the Company, filed a voluntary petition for relief under chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). IGIA is not seeking bankruptcy protection. Tactica remains in possession of its assets and the management of its property as a debtor in possession under Sections 1107 and 1108 of the Bankruptcy Code. On October 25, 2004, the Bankruptcy Court approved, on an interim basis, a Stipulation and Consent Order (the “Stipulation”) with Innotrac Corporation (“Innotrac”) (a copy of the Stipulation and the Order approving the Stipulation on an interim basis, are filed as an exhibit to the Form 8-K for October 21, 2004, filed by IGIA). A hearing on final approval of the Stipulation has been scheduled for November 18, 2004.

In the ordinary course of Tactica’s business, Innotrac warehouses Tactica’s products, processes orders and inventory and ships these products to Tactica’s customers. Tactica asserts that the value of its inventory held at Innotrac’s facility is approximately $9 million. Innotrac informed Tactica that Innotrac would not permit Tactica to remove its inventory stored with Innotrac unless Tactica paid Innotrac all amounts allegedly due. Despite numerous attempts to obtain financing prior to its filing for bankruptcy protection, Tactica was unable to do so. As a result of the foregoing factors, Tactica did not have a sufficient available source of working capital to continue its normal operation of business. Although Tactica and Innotrac attempted to reach an out of court agreement to resolve the terms of payment to Innotrac, the terms could not be agreed upon. The parties agreed upon the terms of the Stipulation which contemplated the filing of a bankruptcy petition and Bankruptcy Court approval.

The Stipulation provides for a mechanism which enables Tactica to have its inventory shipped and sold to its customers. Pursuant to the Stipulation, Innotrac agrees to release its lien with respect to Tactica’s inventory at the time such inventory is released for shipments to customers. With respect to the first $1.6 million in customer orders, Tactica shall pay Innotrac 55% of the sales proceeds promptly upon receipt of customer payments and Tactica will retain the remainder for its working capital. With respect to subsequent customer orders, Tactica shall pay Innotrac 60% of the sales proceeds upon receipt of customer payments and retain the remainder. The proceeds paid to Innotrac shall reduce the agreed upon $2,753,281 of debt owed by Tactica to Innotrac, plus to the extend allowable under the Bankruptcy Code or other applicable law, pre-petition interest and post-petition interest, fees, cost, charges and expenses including attorney’s fees.

Following the interim approval of the Stipulation by the Bankruptcy Court on October 25, 2004, Innotrac began processing, packing and releasing Tactica’s inventory for fulfillment of customer orders.

Going Concern

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The bankruptcy petition losses, negative working capital and net worth of Tactica raise substantial doubt about Tactica’s ability to continue as a going concern. Tactica’s ability to obtain suitable interim financing depends on the availability of its borrowing capacity, the success of its growth strategy and its future performance, each of which is subject to general economic, financial, competitive, legislative, regulatory, and other factors beyond the Company’s control. The inability to obtain financing when required would have a material adverse effect on the Company and the implementation of its business plan. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not yet adopted any stock-based compensation plans.

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

NOTE B - ACQUISITION AND CAPITAL RESTRUCTURE

On June 11, 2004, the Company entered into a Securities Purchase Agreement and Plan of Reorganization (“Merger”) with Diva Entertainment, Inc. (“Diva”) an inactive publicly registered shell corporation with no significant assets or operations. In accordance with SFAS No. 141, the Company was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the Company’s capital structure.

For accounting purposes, the Company has accounted for the transaction as a reverse acquisition and the Company shall be the surviving entity. From July 1999, until the date of the Merger, DIVA was an inactive entity, with no operations. The Company did not recognize goodwill or any intangible assets in connection with the transaction.

Effective with the Merger, all previously outstanding common stock owned by the Company’s shareholders were exchanged for an aggregate of 12,400,000 shares of the DIVA’s Common Stock and 261,000 shares of Series E Convertible Preferred Stock. The value of the stock that was issued was the historical cost of the DIVA’s net tangible assets, which did not differ materially from their fair value.

Subsequent to the Merger, DIVA changed its name to IGIA, Inc.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of the Company prior to the merger with DIVA.

NOTE C - CAPITAL STOCK

We are authorized to issue 100,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, of which 261,574 have been designated Series E Convertible Preferred Stock. As of August 31, 2004, we had 17,913,140 shares of Common Stock, and 261,574 shares of Series E Convertible Preferred Stock issued and outstanding.

Common Stock.

Our authorized common equity consists of 100,000,000 shares of a single class of Common Stock, having a par value of $0.001 per share. As of August 31, 2004, IGIA had issued and outstanding a total of 17,913,140 shares of Common Stock (not including the 26,157,421 shares of Common Stock issuable upon conversion of the Series E Convertible Preferred Stock). The holders of our Common Stock have no cumulative voting rights or preemptive rights.

The Company issued 1,250,000 shares of Common Stock to its financial advisors upon closing of the Merger.

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

Subsequent to the Merger, the Company and certain of its vendors agreed to convert approximately $3.6 million of accounts payable into company equity for which the Company issued an additional 574 shares of Series E Convertible Preferred Stock.

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

Series E Convertible Preferred Stock

As of August 31, 2004, there were 261,574 shares of our Series E Convertible Preferred Stock issued and outstanding. All issued and outstanding shares of Series E Convertible Preferred Stock will automatically convert into an aggregate of 26,157,421 shares of our Common Stock upon satisfaction of certain shareholder requirements.

NOTE D - CONTINGENCIES AND SUBSEQUENT EVENTS

On October 21, 2004, Tactica filed a voluntary petition for relief in Bankruptcy Court. All of Tactica’s liabilities reported on the Registrant’s condensed consolidated balance sheet as of August 31, 2004 included herein are pre-petition liabilities that are subject to a Court supervised and approved resolution and include approximately $5 million of secured liabilities and $9 million of unsecured liabilities.

Included in pre-petition liabilities are chargeback claims made by a single retail customer that exceed Tactica’s total accounts receivable from that customer by approximately $3 million, of which approximately $2 million in claims were transferred by the retail customer to Helen of Troy, the former 55% shareholder of Tactica. In accordance with the April 29, 2004 agreement with Helen of Troy, as further described herein, Tactica granted Helen of Troy a security interest in its accounts receivable from the customer and Tactica is to remit any payments received from the customer to Helen of Troy. No payments have been received to date and none are expected in the foreseeable future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED AUGUST 30, 2004

FORWARD LOOKING STATEMENTS

Statements in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document are certain statements which are not historical or current fact and constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms “may”, “will”, “potential”, “opportunity”, “believes”, “belief”, “expects”, “intends”, “estimates”, “anticipates” or “plans” to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company’s reports and registration statements filed with the Securities and Exchange Commission.

History

IGIA was incorporated in the State of Delaware under the name Quasar Projects Company for the purpose of merging with or acquiring a company with operations and assets. From its inception through April 28, 1999, we generated nominal revenues and did not actively engage in business.

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

On June 11, 2004, we entered into the Securities Purchase Agreement pursuant to which we acquired our wholly owned subsidiary Tactica International, Inc. and sold our former subsidiary Diva Entertainment, Inc.

Since June 11, 2004, we have been in the business of the direct marketing and distribution of proprietary and branded personal care and home care products. We are no longer in the business of talent management.

General Background

IGIA, through its wholly owned operating subsidiary, Tactica International, Inc. (“Tactica”), is a leading direct marketer and distributor of proprietary and branded personal care and home care products. Tactica has a niche position within the direct marketing industry, a market which the “Direct Marketing Association” expects to grow from $2 to $3 trillion dollars in annual sales within the next five years. Tactica also sells through major retail chains and mail order catalogs and on Tactica’s website.

Tactica is managed by an experienced, innovative and management team that has proven its ability to develop, launch, market and distribute new products through a carefully planned and coordinated campaign that assures widespread consumer awareness of the products, and easy access to a variety of purchasing channels. The management team is headed by Avi Sivan, Tactica’s founder and Chief Executive Officer, and Prem Ramchandani, Tactica’s President. They have been the driving force in making IGIA a player in the Direct Response Television (DRTV) industry. They spearheaded the launching of numerous, innovative products through a four-pronged marketing approach that includes print, TV, mail order and retail. Mr. Sivan is one of the pioneers of the industry and the creator of the IGIA(R) brand of products. Tactica has been successful in utilizing infomercials as a marketing channel to sell products.

In March 2000, a majority interest in Tactica was purchased by Helen of Troy Limited or HoT, a developer and marketer of personal care products. The transaction gave Tactica access to capital to expand marketing and distribution. Tactica expanded its focus on distribution and more than doubled the number of retail outlets carrying Tactica’s products to more than 45,000 worldwide. On April 29, 2004, Tactica’s management purchased back the 55% interest in Tactica held by HoT. In exchange for HoT’s 55% interest and approximately $17 million of secured Tactica debt and accrued interest payable, HoT received marketable securities, intellectual properties, including the Epil-Stop(R) brand, and the right to certain Tactica tax refunds.

All of IGIA’s current operations occur in our Tactica subsidiary, which we acquired as of June 11, 2004. IGIA does not currently have any operations at the parent level.

Chapter 11 Reorganization

On October 21, 2004, Tactica, which accounts for all of the current operations of the Company, filed a voluntary petition for relief under chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). IGIA is not seeking bankruptcy protection. Tactica remains in possession of its assets and the management of its property as a debtor in possession under Sections 1107 and 1108 of the Bankruptcy Code. On October 25, 2004, the Bankruptcy Court approved, on an interim basis, a Stipulation and Consent Order (the “Stipulation”) with Innotrac Corporation (“Innotrac”) (a copy of the Stipulation and the Order approving the Stipulation on an interim basis, are filed as an exhibit to the Form 8-K for October 21, 2004, filed by IGIA). A hearing on final approval of the Stipulation has been scheduled for November 18, 2004.

In the ordinary course of Tactica’s business, Innotrac warehouses Tactica’s products, processes orders and inventory and ships these products to Tactica’s customers. Tactica asserts that the value of its inventory held at Innotrac’s facility is approximately $9 million. Innotrac informed Tactica that Innotrac would not permit Tactica to remove its inventory stored with Innotrac unless Tactica paid Innotrac all amounts allegedly due. Despite numerous attempts to obtain financing prior to its filing for bankruptcy protection, Tactica was unable to do so. As a result of the foregoing factors, Tactica did not have a sufficient available source of working capital to continue its normal operation of business. Although Tactica and Innotrac attempted to reach an out of court agreement to resolve the terms of payment to Innotrac, the terms could not be agreed upon. The parties agreed upon the terms of the Stipulation which contemplated the filing of a bankruptcy petition and Bankruptcy Court approval.

The Stipulation provides for a mechanism which enables Tactica to have its inventory shipped and sold to its customers. Pursuant to the Stipulation, Innotrac agrees to release its lien with respect to Tactica’s inventory at the time such inventory is released for shipments to customers. With respect to the first $1.6 million in customer orders, Tactica shall pay Innotrac 55% of the sales proceeds promptly upon receipt of customer payments and Tactica will retain the remainder for its working capital. With respect to subsequent customer orders, Tactica shall pay Innotrac 60% of the sales proceeds upon receipt of customer payments and retain the remainder. The proceeds paid to Innotrac shall reduce the agreed upon $2,753,281 of debt owed by Tactica to Innotrac, plus to the extend allowable under the Bankruptcy Code or other applicable law, pre-petition interest and post-petition interest, fees, cost, charges and expenses including attorney’s fees.

Following the interim approval of the Stipulation by the Bankruptcy Court on October 25, 2004, Innotrac began processing, packing and releasing Tactica’s inventory for fulfillment of customer orders.

COMPARISON OF THE THREE AND SIX MONTHS ENDED AUGUST 31, 2004 TO THE THREE AND SIX MONTHS ENDED AUGUST 31, 2003

Results of Operations

Revenues

IGIA through its wholly owned subsidiary Tactica, sells a variety of personal care and other products to retailers (the “retail segment”) and directly to consumers (the “direct response segment”). Tactica uses television and print media advertising extensively to promote sales in both segments. Our total revenues were $1,987,000 for the three-month period ended August 31, 2004 compared to $10,447,000 for the same period ended August 31, 2003, a decrease of $8,460,000, or 81.0%. Our total revenues were $8,572,000 for the six-month period ended August 31, 2004 compared to $25,712,000 for the same period ended August 31, 2003, a decrease of $17,140,000, or 66.7%. The decreases in revenue for the three and six month periods ended August 31, 2004 as compared to the same periods for the prior fiscal year were primarily the result of the effects of our reduced spending on media advertising, order fulfillment services, and product purchases.

In the ordinary course of its business, Innotrac provided warehousing, sale order processing and fulfillment services to Tactica provided that the balance owed for such services was within an acceptable range. At times during the six months ended August 31, 2004, due to our low level of working capital, sales order processing was temporarily suspended. In addition, we invested less in acquiring new inventory which has delayed fulfillment of customer orders.

We incur chargeback claims, primarily product returns, from our retailer customers which reduce our revenues. We have incurred a high level of chargebacks for our products, especially Epil-Stop(R), that we sold as a result of the reduction in our promotional efforts that stimulated retail sales of our products. In addition, the launch of Epil-Stop(R) Wipe-Aways, a new hair removal product, was not promoted extensively and did not produce as much revenues as anticipated, and is resulting in significant retail chargebacks. Under terms of an April 29, 2004 agreement, we transferred all rights to the Epil-Stop(R) brand to Helen of Troy and they granted us a three-year license to sell Epil-Stop(R) products to customers outside of North America, Central America, South America and the Caribbean. Our accrued chargeback reserve provides for estimated chargeback claims and it was significantly increased during the three- and six- month periods ended August 31, 2004 to account for chargebacks for Epil-Stop(R) products, now that we do not support the brand in the U.S., and other of our products.

Our sales of Epil-Stop(R) products to international customers are not significantly influenced by U.S. television advertising and are generally not subject to returns. Future Epil-Stop(R) sales to international customers are expected to be largely unaffected by sales and marketing activities in the U.S.

Gross Profit

The Company’s gross profit was negative $204,000 or negative 10.3% for the three months ended August 31, 2004 versus $5,934,000 or 56.8% for the three months ended August 31, 2003. The Company’s gross profit was $3,593,000 or 41.9% for the six months ended August 31, 2004 versus $15,167,000 or 59.0% for the six months ended August 31, 2003. The $6,138,000 and $11,574,000 decreases in gross profit for the three and six month periods, respectively, are primarily the result of the decreases in revenue. Our gross profit percentages decreased in part due to increased sales of excess inventory to specialty retailers at reduced prices in the three and six month periods ended August 31, 2004, as compared to August 31, 2003. In addition, the Company’s gross profits in the current fiscal year have been reduced for the write down of its inventory to estimated market value, when such value is below cost.

Costs and Expenses

Selling, general and administrative (“S G & A”) expenses for the three-month period ended August 31, 2004 decreased $3,599,000 from $9,751,000 to $6,152,000, or 36.9% as compared to the same period in 2003. S G & A expenses for the six-month period ended August 31, 2004 decreased $8,661,000 from $18,094,000 to $9,433,000, or 47.9% as compared to the same period in 2003. We spent $3,749,000 and $7,263,000 or 98.6% and 94.1% less on media advertising in the three and six months ended August 31, 2004 as compared to the same periods in the prior fiscal year, respectively. We use television infomercials and print advertisements to sell our products directly to consumers and to increase awareness of the products we sell to retailers. Media advertising requires Tactica to make upfront investments of its working capital, which we have moderated to in recognition of the company’s level of working capital until such time as additional funds are raised. Our promotional efforts for Epil-Stop products were significantly lower in the six-month period ended August 31, 2004 as compared to the same period in 2003 due in part to the April 29, 2004 transfer of its Epil-Stop brand to Helen of Troy. The Company also reduced personnel, warehouse operations costs and other general and administrative expense in connection with the lower level of sales activity. During the three months ended August 31, 2004, the Company recorded a one-time expense of $3,275,000 for financial advisory fees that were incurred in connection with the June 2004 reverse merger transaction. The fees consisted of 1,250,000 shares of IGIA Common Stock issued and paid to its financial advisor upon the closing of the June 11, 2004 reverse merger transaction.

Interest Expense

The Company incurred net interest expense of $24,000 and $153,000 during the three-month periods ended August 31, 2004 and 2003, respectively. The Company incurred interest expense of $118,000 and $314,000 during the six-month periods ended August 31, 2004 and 2003, respectively. The decreases are due to the elimination on April 29, 2004 of Tactica’s line of credit with Helen of Troy and resulting interest expense charges.

Net Loss

Our net loss for the quarter ended August 31, 2004 was $6,061,000 in contrast to a $2,101,000 net loss for the quarter ended August 31, 2003. Our net loss for the six-months ended August 31, 2004 was $5,825,000 in contrast to a $1,390,000 net loss for the six-months ended August 31, 2003. The Company’s losses are attributable to decreased revenues and gross profits that were not fully offset by the decreases in operating expenses. In addition, the Company incurred a $3,275,000 one-time financial advisory fee in connection with the June 2004 reverse merger that was paid in IGIA Common Stock.

Our net loss per common share (basic and diluted) was $0.34 and $0.12 for the three months ended August 31, 2004 and August 31, 2003, respectively. Our net loss per common share (basic and diluted) was $0.33 for the six months ended August 31, 2004 and $0.08 for the six months ended August 31, 2003.

The weighted average number of outstanding shares were 17,913,140 for the three and six months ended August 31, 2004, and August 31, 2003 respectively.

Liquidity and Capital Resources

As of August 31, 2004, the Company had a $4 million working capital deficit and negative net worth. As of February 29, 2004, Tactica had a working capital deficit in excess of $12 million and negative net worth of approximately $11 million. As a result of the April 29, 2004 transaction between Tactica, Helen of Troy, and the minority shareholders of Tactica, Tactica eliminated approximately $17 million in secured debt and improved its position to obtain additional financing. The June 11, 2004 reverse merger between Tactica and IGIA gave the Company access to public markets for financing and enabled Tactica to convert approximately $3.6 million of accounts payable into Series E Convertible Preferred Stock.

Despite the transaction with Helen of Troy, the Company has not yet been able to raise additional working capital. As a result of the foregoing factors, Tactica did not have a sufficient available source of working capital to satisfy a demand by Innotrac that Tactica immediately pay all amounts allegedly due to Innotrac and continue its normal operation of business. Tactica and Innotrac agreed upon the terms of a Stipulation which contemplated the filing of a bankruptcy petition that was subsequently made and approved on an interim basis by the Bankruptcy Court.

Management believes that the Stipulation and bankruptcy petition may create the opportunity to provide the Company with funds to operate and to attract debtor in possession financing or an acquiror of Tactica’s business. We plan to use the additional cash to increase revenues, which have been constrained, in part, due to limited available working capital needed to purchase order fulfillment services, product to fill customer orders and to run television advertising. Management believes that the additional funds would enable IGIA to promote direct sales of its Singer® line of floor care products and launch sales through retail outlets thereafter. Management expects that increased sales and marketing activities would also enable IGIA to stimulate sales of its IGIÁ(R) product lines. By revitalizing sales and marketing activities, Tactica expects to improve its ability to bring to market new products, including products under its own brands and licensed products.

If the Company is unable to service it financial obligations as they become due, it will be required to adopt alternative strategies, which may include, but are not limited to, actions such as further reducing management and employee headcount and compensation, attempting to further restructure financial obligations and/or seeking a strategic merger, acquisition or a sale of assets. There can be no assurance that any of these strategies could be affected on satisfactory terms.

The effect of inflation on the Company’s revenue and operating results was not significant. The Company’s operations are located in North America and there are no seasonal aspects that would have a material effect on the Company’s financial condition or results of operations.

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

IGIA FACES POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS.

IGIA’s quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside IGIA’s control, including:

IGIA’s quarterly results may also be significantly impacted by the accounting treatment of acquisitions, financing transactions or other matters. Due to the foregoing factors, among others, it is likely that IGIA’s operating results will fall below the expectations of IGIA or investors in some future period.

IGIA’S COMMON STOCK TRADES IN A LIMITED PUBLIC MARKET, THE NASD OTC ELECTRONIC BULLETIN BOARD; ACCORDINGLY, INVESTORS FACE POSSIBLE VOLATILITY OF SHARE PRICE.

IGIA’s common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol IGAI.OB. As of the date of this Report, there were approximately 17,913,140 shares of common stock outstanding, of which approximately 5,500,000 were tradable without restriction under the Securities Act.

IGIA entered the fiscal second quarter of 2005 facing an assortment of significant challenges. The Company is undertaking a complete analysis of its strategic plan and day-to-day operations. Each strategy requires the influx of additional working capital. Management and members of the

Company’s board of directors are in active discussions with several sources of potential financing, including acquisition by a company with greater financial resources. No assurance can be given that sufficient capital can be obtained to meet the Company’s existing financial obligations and continue its operations. If capital is not made available to the Company immediately, the Company may have no alternative but to liquidate Tactica and seek to acquire another business.

There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by IGIA or its competitors, failure to meet security analysts’ expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the liquidity of IGIA’s common stock and volatility of IGIA’s stock price.

IGIA’S FUTURE OPERATIONS ARE CONTINGENT ON ITS ABILITY TO MANAGE ITS GROWTH, IF ANY.

In the event IGIA is able to obtain necessary funding, IGIA expects to experience growth in the number of employees and the scope of its operations. In particular, IGIA may hire additional sales, marketing, content acquisition and administrative personnel. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. IGIA believes that its ability to increase its customer support capability and to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to its future success.

Further, IGIA’s future success will be highly dependent upon its ability to successfully manage the expansion of its operations. IGIA’s ability to manage and support its growth effectively will be substantially dependent on its ability to: implement adequate improvements to financial and management controls, reporting and order entry systems, and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel. IGIA’s expansion and the resulting growth in the number of its employees would result in increased responsibility for both existing and new management personnel. IGIA is in the process of establishing and upgrading its financial accounting and procedures. IGIA may not be able to identify, attract, and retain experienced accounting and financial personnel. IGIA’s future operating results will depend on the ability of its management and other key employees to implement and improve its systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. IGIA may not be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on its business, results of operations, and financial condition.

IGIA’s future success depends upon its ability to address potential market opportunities while managing its expenses to match its ability to finance its operations. This need to manage its expenses will place a significant strain on IGIA’s management and operational resources. If IGIA is unable to manage its expenses effectively, the Company may be unable to finance its operations.

IGIA FACES RISKS ASSOCIATED WITH FUTURE ACQUISITIONS, IF ANY.

As part of its business strategy, IGIA expects to acquire assets and businesses relating to or complementary to its operations. These acquisitions by IGIA will involve risks commonly encountered in acquisitions of companies. These risks include, among other things, the following:

•	IGIA may be exposed to unknown liabilities of the acquired companies;

•	IGIA may incur acquisition costs and expenses higher than it anticipated; Fluctuations in IGIA’s quarterly and annual operating results may occur due to the costs and expenses of acquiring and integrating new businesses;

•	IGIA may experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses;

•	IGIA’s ongoing business may be disrupted and its management’s time and attention diverted; and

•	IGIA may be unable to integrate successfully.

Item 3. Controls and Procedures

(a)	Evaluation of Disclosure controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

We have carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the evaluation date.

Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the evaluation date.

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

On October 21, 2004, the Registrant’s wholly-owned subsidiary, Tactica International, Inc., filed a voluntary petition for relief in bankruptcy court. The Registrant is not a party to the bankruptcy petition. See Note A of Notes to Condensed Consolidated Financial Statements.

Item 6. Exhibits and Reports on From 8-K

(a)	Exhibits

31.1	Certification of the Chief Executive Officer of IGIA, Inc. pursuant to Exchange Act Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer of IGIA, Inc. pursuant to Exchange Act Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer of IGIA, Inc. pursuant to 18 U.S.C. 1350

32.2	Certification of the Chief Financial Officer of IGIA, Inc. pursuant to 18 U.S.C. 1350

(a)	Reports filed on Form 8-K during the three months ended August 31, 2004

Report Dated August 27, 2004

Report Dated August 24, 2004

Report Dated August 2, 2004

Report Dated July 20, 2004

Report Dated July 8, 2004

Report Dated June 30, 2004

Report Dated June 11, 2004

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGIA, Inc.
(formerly DIVA Entertainment, Inc.)
(Registrant)

Date: November 12, 2004	/s/ Avi Sivan