Form 10QSB
period 2004-11-30
IGIA, Inc.
filed 2005-02-11
CIK 919603

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004

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

As of February 2, 2005, the Registrant had 18,002,933 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Quarterly Report on Form 10-QSB for the

Quarterly Period Ended November 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited Condensed Consolidated Financial Statements as of November 30, 2004 and for the three and nine months ended November 30, 2004 and 2003 have been prepared by IGIA, Inc., a Delaware corporation.

IGIA, INC.

(Formerly Diva Entertainment, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

November 30, 2004
ASSETS
CURRENT ASSETS:
Cash	$7,213
Accounts receivable, net of allowance for doubtful accounts of $3,058,175	538,555
Inventories, net of valuation allowance of $4,968,621	3,682,494
Prepaid expenses and other current assets	454,199

Total current assets	4,682,461

Property and equipment, net of accumulated depreciation of $557,027	119,376

Total Assets	4,801,837

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	576,944
Pre-petition liabilities	14,842,363

Total current liabilities	15,419,307

DEFICIENCY IN STOCKHOLDERS’ EQUITY:
Preferred stock, Series E, par value $0.001 per share; 10,000,000 shares authorized; 261,574 shares, issued and outstanding	262
Common stock, par value $ 0.001 per share; 100,000,000 shares authorized, 18,002,933 shares issued and outstanding	18,003
Additional paid -in- capital	13,942,910
Accumulated deficit	(24,578,645)

Total Deficiency in Stockholders’ Equity	(10,617,470)

Total Liabilities and Deficiency in Stockholders’ Equity	$4,801,837

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.

(Formerly Diva Entertainment, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003
REVENUES:
Net sales	$1,526,539	13,813,124	10,098,522	39,524,667
Cost of sales	5,353,248	6,253,317	10,332,292	16,797,577

Gross (Loss) Profit	(3,826,709)	7,559,807	(233,770)	22,727,090

OPERATING EXPENSES:
Media advertising	64,012	3,609,290	515,800	11,323,864
Financial advisory fee	0	0	3,275,000	0
Other selling, general and administrative	2,840,043	5,316,549	8,568,345	15,696,104

Total Operating Expenses	2,904,055	8,925,839	12,359,145	27,019,968

LOSS FROM OPERATIONS	(6,730,764)	(1,366,032)	(12,592,915)	(4,292,878)

OTHER INCOME (EXPENSE):
Interest expense, net	(18,570)	(143,989)	(136,923)	(457,803)
Other	37,784	70,845	170,209	231,070

	19,214	(73,144)	33,286	(226,733)
Net loss before income taxes	(6,711,550)	(1,439,176)	(12,559,629)	(4,519,611)

Income tax benefit	0	(569,231)	0	(2,259,209)

NET LOSS	$(6,711,550)	(869,945)	(12,559,629)	(2,260,402)

Net loss per common share (basic and diluted)	$(0.37)	$(0.05)	$(0.70)	$(0.13)
Weighted average common shares outstanding	18,002,933	18,002,933	18,002,933	18,002,933

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.

(Formerly Diva Entertainment, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended November 30,
	2004	2003
Net cash (used in) provided by operating activities	$(827,999)	1,879,463
Net cash used in investing activities	(3,078)	(20,098)
Net cash provided by (used in) financing activities	653,046	(1,711,835)

Net (decrease) increase in cash and cash equivalents	(178,031)	147,531
Cash and cash equivalents at beginning of period	185,244	393,909

Cash and cash equivalents at end of period	$7,213	541,440

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.

(Formerly Diva Entertainment, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIENCY OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Series E Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficiency

	Shares	Amount	Shares	Amount
Balance at March 1, 2004	0	$—	1,000	$77,000	$756,480	$(12,019,016)	$(11,185,536)
Exchange of net assets and liabilities, with previous majority shareholder of Tactica, for 100% of previous owners’ equity interest					$6,198,587		$6,198,587
Cancellation of Tactica International, Inc. shares			(1,000)	$(77,000)	$77,000		$—
Issuance of shares in connection with merger with Diva Entertainment, Inc.			9,400,000	$9,400			$9,400
Receipt and subsequent cancellation of shares received in exchange for distribution of wholly-owned subsidiary to shareholder			(3,725,000)	$(3,725)	$3,725		$—
Cancellation of shares previously issued in connection with merger with Diva Entertainment, Inc.			(1,209,000)	$(1,209)	$1,209		$—
Issuance of shares in exchange for previously issued and outstanding shares held by Diva Entertainment, Inc. preferred shareholders			6,693,340	$6,693			$6,693
Issuance of shares in exchange for previous issued and outstanding shares held by Diva Entertainment, Inc. common shareholders			5,593,593	$5,594			$5,594
Issuance of preferred shares in connection with merger with Diva Entertainment, Inc.	261,000	$261					$261
Issuance of shares in exchange for services rendered			1,250,000	$1,250	$3,273,750		$3,275,000
Issuance of shares in exchange for services rendered			1,750,000	$1,750	$4,583,250		$4,585,000
Cancellation of previously issued shares in connection with services rendered			(1,750,000)	$(1,750)	$(4,583,250)		$(4,585,000)
Issuance of preferred shares in exchange for previously incurred debt	574	$1			$3,632,159		$3,632,160
Loss for the nine months ended November 30, 2004	—	$—	—	$—	$—	$(12,559,629)	$(12,559,629)

Balance at November 30, 2004	261,574	$262	18,002,933	$18,003	$13,942,910	$(24,578,645)	$(10,617,470)

IGIA, INC.

(Formerly Diva Entertainment, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2004

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month and nine-month periods ended November 30, 2004 are not necessarily indicative of the results that may be expected for the year ending February 28, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated February 29, 2004 audited financial statements and footnotes thereto included in the Company’s Form 8-K for June 11, 2004, as amended for August 26, 2004.

The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiary, Tactica. All significant inter-company transactions and balances have been eliminated in consolidation.

Chapter 11 Reorganization

On October 21, 2004, Tactica, which accounts for all of the current operations of the Company, filed a voluntary petition for relief under chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). IGIA is not seeking bankruptcy protection. Tactica remains in possession of its assets and the management of its property as a debtor in possession under Sections 1107 and 1108 of the Bankruptcy Code. On October 25, 2004, the Bankruptcy Court approved, on an interim basis, a Stipulation and Consent Order (the “Stipulation”) with Innotrac Corporation (“Innotrac”) (a copy of the Stipulation and the Order approving the Stipulation on an interim basis, are filed as an exhibit to the Form 8-K for October 21, 2004, filed by IGIA). Following the interim approval of the Stipulation by the Bankruptcy Court on October 25, 2004, Innotrac began processing, packing and releasing Tactica’s inventory for fulfillment of customer orders. A hearing on the Stipulation is expected in February 2005.

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

The Stipulation provides for a mechanism which enables Tactica to have its inventory shipped and sold to its customers. Pursuant to the Stipulation, Innotrac agrees to release its lien with respect to Tactica’s inventory at the time such inventory is released for shipments to customers. With respect to the first $1.6 million in customer orders, Tactica shall pay Innotrac 55% of the sales proceeds promptly upon receipt of customer payments and Tactica will retain the remainder for its working capital. With respect to subsequent customer orders, Tactica shall pay Innotrac 60% of the sales proceeds upon receipt of customer payments and retain the remainder. The proceeds paid to Innotrac shall reduce the agreed upon $2,753,281 of debt owed by Tactica to Innotrac, plus to the extent allowable under the Bankruptcy Code or other applicable law, pre-petition interest and post-petition interest, fees, cost, charges and expenses including attorney’s fees.

The Stipulation provides for Tactica to prepay Innotrac for fulfillment services, pay monthly storage charges to Innotrac, remit customer payments to Innotrac within a specified period, and make minimum monthly payments to reduce its debt owed Innotrac and repay the debt in full by August 31, 2005. Innotrac issued a Stipulation default notice on January 18, 2005 and ceased order processing activities. Tactica disputes the alleged defaults and the parties are seeking a resolution prior to a Court trial that is scheduled for March 3 and 7, 2005. In the event that Innotrac prevails, Innotrac may liquidate Tactica’s products and use the proceeds to reduce Tactica’s obligation to Innotrac.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The bankruptcy petition, losses, negative working capital and net worth of Tactica raise substantial doubt about Tactica’s ability to continue as a going concern. Tactica’s ability to obtain additional financing depends on the availability of its borrowing capacity, the success of its growth strategy and its future performance, each of which is subject to general economic, financial, competitive, legislative, regulatory, and other factors beyond the Company’s control. The inability to obtain financing when required would have a material adverse effect on the Company and the implementation of its business plan. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE B – INVENTORY

Tactica’s inventories consist primarily of finished products held in public warehouses that are stated at the lower of cost or market, determined on a FIFO (first-in, first-out) basis. Innotrac holds Tactica’s products at its Reno, Nevada facility under terms of the Stipulation and maintains a first priority secured interest in the inventory. Innotrac issued a Stipulation default notice on January 18, 2005 and ceased order processing services. Tactica disputes the alleged defaults and the parties are seeking a resolution prior to a Court trial that is scheduled for March 3 and 7, 2005. Management evaluated the recoverability of the inventory and concluded from the results of this evaluation that a significant impairment charge was required for inventory held by Innotrac because the inventory’s estimated market value less Innotrac’s handling charges and other disposal costs was less than its cost. Accordingly, the Company recorded a charge of $2,896,974 or $0.16 per share during the quarter ended November 30, 2004 for impairment of previously acquired inventory that increased the inventory valuation allowance to $4,968,621.

NOTE C – PRE-PETITION LIABILITIES

Under the Bankruptcy Code, Tactica’s liabilities as of the October 21, 2004 filing date are deemed pre-petition liabilities that are subject to a Court supervised and approved resolution. The Company carries pre-petition liabilities on the condensed consolidated balance sheet until such time as they are liquidated through the Stipulation and other bankruptcy proceedings. Pre-petition liabilities consist of the following:

Accounts payable	$9,478,773
Accrued expenses	4,274,942
Prepayments received from customers	531,827
Advances under factoring facility	456,821
Note payable	100,000

$14,842,363

Pre-petition accounts payable include Tactica’s obligation to Innotrac and the remaining $250,000 owed to the U.S. Federal Trade Commission for an April 2004 judgment that is secured by certain customer accounts receivable.

Pre-petition accrued expenses include an $880,852 liability for remaining rent due under a Sublease Agreement. The Company rejected the Sublease Agreement under the Bankruptcy Code and expects to move to other New York offices in February 2005. Also included in pre-petition accrued expenses are chargeback claims made by a single retail customer that exceed Tactica’s total accounts receivable from that customer by approximately $3 million, of which approximately $2 million in claims were transferred by the retail customer to Helen of Troy or HoT, the former 55% shareholder of Tactica. In accordance with the April 29, 2004 agreement with HoT, as further described herein, Tactica granted HoT, a security interest in its accounts receivable from the customer and Tactica is to remit any payments received from the customer to HoT. No payments have been received to date and none are expected in the foreseeable future.

On April 29, 2004, Tactica and HoT, entered into an Amended and Restated Factoring Agreement (“Factoring Agreement”) under which the parties agreed on the amount previously paid to Tactica for purchase of certain customer purchase orders and accounts receivable. The Company is in default of the Factoring Agreement hence advances under Factoring Facility currently bear interest at a default rate of 18% per annum.

On August 27, 2004, the Company received net proceeds from issuance of a $100,000 convertible note payable bearing interest at 10% per annum (the “Bridge Note”) and warrants to purchase 100,000 shares of Common Stock at $1.00 per share over a five-year period. The Bridge Note matures upon the earlier of an equity capital raise of at least $3,000,000, or an acquisition of a controlling interest in the Company by a third party, or a sale of substantially all of the Company’s assets.

The Bridge Note holder has the option prior to maturity of converting unpaid note principal together with accrued and unpaid interest to the Company’s common stock at $1.00 per share. In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the Bridge Note and determined that an insignificant portion of the proceeds was attributable to the intrinsic value of that feature and also to the warrants.

NOTE D- ACQUISITION AND CAPITAL RESTRUCTURE

Corporate Restructure of Tactica

Through April 29, 2004, Tactica was a majority owned subsidiary of HoT. On April 29, 2004, the Company and its stockholders entered into a series of transactions that consolidated ownership of Tactica , whereby the minority stockholders, who collectively owned a 45% interest in the Company, contributed $3,030,000 in marketable securities to Tactica. The majority stockholder, HoT, sold its 55% ownership interest in Tactica to the minority stockholders and accepted the marketable securities and rights to certain Tactica tax refunds and intellectual properties in full satisfaction of $17,261,000 owed by Tactica under the secured line of credit and loan payable. In connection with these transactions, the Company’s loans to the minority stockholders were eliminated.

The assets transferred and liabilities assumed were valued at their historical costs , which did not differ materially from their fair values.

The Company accounted for the transaction in accordance with APB No. 29, Accounting for Non Monetary Transactions, and as a result , the Company realized a net forgiveness of indebtedness of $6,198,587 as an adjustment to additional paid in capital. No gain or loss was recognized in connection with the transaction.

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

For accounting purposes, the Company has accounted for the transaction as a reverse acquisition and the Company shall be the surviving entity. From July 1999, until the date of the Merger, Diva was a holding company entity, with no operations. The Company did not recognize goodwill or any intangible assets in connection with the transaction.

Diva changed its name to IGIA, Inc. and effective with the Merger, 6,693,340 shares of IGIA Common Stock were issued for the conversion of all outstanding Diva Series A, B and C convertible preferred stock. In addition, IGIA issued 5,593,593 shares of Common Stock in exchange for remaining outstanding shares of Common Stock held by Diva shareholders.

Effective with the Merger, Diva received 3,725,000 shares of Common Stock from a stockholder in exchange for its wholly-owned subsidiary that was also named Diva Entertainment, Inc, an entity with no material assets or significant operations. In connection with the exchange, Diva cancelled its 3,725,000 shares. No gain or loss was recognized in connection with this transaction.

Effective with the Merger, all previously outstanding 1,000 shares of common stock were exchanged for an aggregate of 9,400,000 shares of Diva’s Common Stock and 261,000 shares of Diva’s Series E Convertible Preferred Stock. The value of the stock that was issued was the historical cost of the DIVA’s net tangible assets, which did not differ materially from their net value.

Effective with the Merger, Diva agreed and cancelled 1,209,000 shares of its Common Stock.

IGIA issued a total of 3,000,000 shares of Common Stock to its financial advisors of which 1,250,000 shares related to the Merger and 1,750,000 shares were subject to release from escrow upon the Company raising certain additional capital within a specified time period, a contingency that was not satisfied. As a result, the 1,750,000 shares were returned to the Company and cancelled. These shares were valued at the weighted average of $2.62 per share which represents the fair value of services received, which did not differ materially from the value of the shares issued.

The Company and certain Tactica vendors agreed to convert $3,632,160 of accounts payable into IGIA Series E Convertible Preferred Stock. IGIA issued 574 new Series E shares and caused certain additional Series E shares to be given by Company management stockholders to the vendors.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of the Company prior to the merger with Diva.

NOTE E- CAPITAL STOCK

We are authorized to issue 100,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, of which 261,574 have been designated Series E Convertible Preferred Stock. As of November 30, 2004, we had 18,002,933 shares of Common Stock, and 261,574 shares of Series E Convertible Preferred Stock issued and outstanding.

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

Subsequent to the Merger, the Company issued an aggregate of 574 shares of Series E preferred stock to settle certain outstanding accounts payable of $3,632,160.

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

Series E Convertible Preferred Stock

As of November 30, 2004, there were 261,574 shares of our Series E Convertible Preferred Stock issued and outstanding. All issued and outstanding shares of Series E Convertible Preferred Stock will automatically convert into an aggregate of 26,157,421 shares of our Common Stock upon satisfaction of certain shareholder requirements.

Warrants

As of November 30, 2004, there were outstanding warrants to purchase 100,000 shares of common stock at $1.00 per share that are exercisable within a five-year period ending August 2, 2009.

NOTE F - CASH FLOWS

The following are non-cash transactions for the nine months ended November 30, 2004:

On April 29, 2004, Tactica and HoT entered into an agreement under which Tactica was released from $17,261,334 in secured debt payable to HoT in exchange for certain Tactica corporate income tax refunds of $2,901,115, accounts receivable of $369,495, marketable securities of $3,030,000 and certain Tactica intangible assets, including all rights to the Epil-Stop(R) brand that had no book value. In connection with the transaction, Tactica increased its accrued chargeback reserve by $1,000,000 for Epil-Stop claims and eliminated a $2,025,473 deferred tax asset used to offset the gain from the transaction. The $7,935,250 net result was added to additional paid-in-capital.

The $3,030,000 marketable securities given to HoT were obtained by Tactica from its minority stockholders as full satisfaction for $3,500,000 in loans receivable from the minority stockholders together with accrued interest of $1,266,663, which was extinguished prior to its maturity date of March 14, 2005. The $1,736,663 net result was deducted from additional paid-in-capital. Tactica loaned its three minority stockholders a total of $3,500,000 on March 14, 2000 in connection with a $3,500,000 loan by HoT to Tactica. The loan receivable accrued interest at 8.75% per annum.

Effective with the Merger, 6,693,340 shares of IGIA Common Stock were issued for the conversion of all outstanding Diva Series A, B and C convertible preferred stock. In addition, IGIA issued 5,593,593 shares of Common Stock in exchange for remaining outstanding shares of Diva Common Stock.

Prior to the Merger, Diva received 3,725,000 shares of Common Stock from a stockholder in exchange for its wholly-owned subsidiary that was also named Diva Entertainment, Inc. In connection with the exchange Diva cancelled its 3,725,000 shares.

Effective with the Merger, all previously outstanding 1,000 shares of common stock owned by the Company’s shareholders were exchanged for an aggregate of 9,400,000 shares of Diva’s Common Stock and 261,000 shares of Diva’s Series E Convertible Preferred Stock. The value of the stock that was issued was the historical cost of the Diva’s net tangible assets, which did not differ materially from their stet value.

Effective with the Merger, Diva also cancelled 1,209,000 shares of its Common Stock.

The Company issued a total of 3,000,000 shares of Common Stock to its financial advisors of which 1,250,000 shares related to the Merger. These share were valued at the weighted average of $2.62 per share which represents the fair value of services received which did not differ materially from the value of the stock issued and 1,750,000 shares were subject to release from escrow upon the Company raising certain additional capital within a specified time period, a contingency that was not satisfied.

The Company and certain Tactica vendors agreed to convert $3,632,160 of accounts payable into IGIA Series E Convertible Preferred Stock. IGIA issued 574 new Series E shares and caused certain additional Series E shares to be given by Company management stockholders to the vendors.

NOTE G– CONTINGENCIES AND SUBSEQUENT EVENTS

On October 21, 2004, Tactica filed a voluntary petition for relief in Bankruptcy Court. Certain liabilities reported on the Registrant’s condensed consolidated balance sheet as of November 30, 2004 included herein are pre-petition liabilities that are subject to a Court supervised and approved resolution.

Included in pre-petition liabilities are chargeback claims made by a single retail customer that exceed Tactica’s total accounts receivable from that customer by approximately $3 million, of which approximately $2 million in claims were transferred by the retail customer to Helen of Troy, the former 55% shareholder of Tactica. In accordance with the April 29, 2004 agreement with Helen of Troy, as further described herein, Tactica granted Helen of Troy a security interest in its accounts receivable from the customer and Tactica is to remit any payments received from the customer to Helen of Troy. No payments have been received to date on this account.

In January 2005, Tactica rejected the Sublease Agreement for its New York offices in accordance with the Bankruptcy Code and expects to move into less costly offices in February 2005. The remaining obligation under the Sublease Agreement is estimated at $880,852 and accrued as a pre-petition liability on the Registrant’s condensed consolidated balance sheet as of November 30, 2004 and included in operating results reported on the condensed consolidated statement of operations for the three and nine months ended November 30, 2004.

On December 8, 2004, Tactica entered into a Credit Agreement with Tactica Funding 1, LLC (“Tactica Funding”), under which Tactica Funding agreed to provide Tactica with a secured loan of up to an aggregate principal amount of $300,000 (the “Loan”), to provide funds for Tactica’s continued ordinary course operations and working capital needs, as evidenced by a promissory note. The Loan bears interest at a rate of 9% per annum and is payable monthly. Notwithstanding the foregoing, the Loan bears a default rate of interest of 12% per annum. The entire principal is due and payable on the earlier of February 28, 2005 or upon the occurrence of an event of default. As security for the Loan, Tactica granted to Tactica Funding a first priority security interest in substantially all of the assets of Tactica, except as to permitted liens for which the Tactica Funding security interest is junior and subordinate, including Innotrac Corporation, certain carve out expenses that Tactica incurs for professional fees and other bankruptcy case matters. Pursuant to the Credit Agreement, Tactica’s default of the Stipulation is an event of default on the Loan. Tactica and Tactica Funding are discussing the default and potential for a forbearance agreement.

Tactica’s President is a manager and member of Tactica Funding and Tactica’s Chief Executive Officer is a member of Tactica Funding.

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

The Stipulation provides for a mechanism which enables Tactica to have its inventory shipped and sold to its customers. Pursuant to the Stipulation, Innotrac agrees to release its lien with respect to Tactica’s inventory at the time such inventory is released for shipments to customers. With respect to the first $1.6 million in customer orders, Tactica shall pay Innotrac 55% of the sales proceeds promptly upon receipt of customer payments and Tactica will retain the remainder for its working capital. With respect to subsequent customer orders, Tactica shall pay Innotrac 60% of the sales proceeds upon receipt of customer payments and retain the remainder. The proceeds paid to Innotrac shall reduce the agreed upon $2,753,281 of debt owed by Tactica to Innotrac, plus to the extent allowable under the Bankruptcy Code or other applicable law, pre-petition interest and post-petition interest, fees, cost, charges and expenses including attorney’s fees.

The Stipulation provides for Tactica to prepay Innotrac for fulfillment services, pay monthly storage charges to Innotrac, remit customer payments within a specified period, and make minimum monthly payments to reduce its debt owed Innotrac and repay the debt in full by August 31, 2005. Innotrac issued a Stipulation default notice on January 18, 2005 and ceased order processing activities. Tactica disputes the alleged defaults and the parties are seeking a resolution prior to a Court trial that is scheduled for March 3 and 7, 2005. In the event that Innotrac prevails, Innotrac may liquidate Tactica’s products and use the proceeds to reduce Tactica’s obligation to Innotrac. See “Liquidity and Capital Resources” below.

COMPARISON OF THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2004 TO THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2003

Results of Operations

Revenues

IGIA through its wholly owned subsidiary Tactica, sells a variety of personal care and other products to retailers (the “retail segment”) and directly to consumers (the “direct response segment”). Tactica uses television and print media advertising extensively to promote sales in both segments. Our total revenues were $1,526,539 for the three-month period ended November 30, 2004 compared to $13,813,124 for the same period ended November 30, 2003, a decrease of $12,286,585, or 89.0%. Our total revenues were $10,098,522 for the nine-month period ended November 30, 2004 compared to $39,524,667 for the same period ended November 30, 2003, a decrease of $29,426,145, or 74.4%.

The decreases in revenue for the three and nine month periods ended November 30, 2004 as compared to the same periods for the prior fiscal year were primarily the result of the effects of Tactica’s filing for bankruptcy protection and our reduced spending on media advertising, order fulfillment services, and product purchases. Revenues for the the three and nine months ended November 30, 2004 also declined due to reduced selling prices associated with our sales of excess inventory to specialty retailers. As a result of our efforts to reduce the amount inventory carried, sales of excess inventory have increased relative to other sales.

In the ordinary course of its business, Innotrac provided warehousing, sale order processing and fulfillment services to Tactica provided that the balance owed for such services was within an acceptable range. At times during the nine months ended November 30, 2004, due to our low level of working capital, sales order processing was temporarily suspended. In addition, we invested less in acquiring new inventory which has delayed fulfillment of customer orders.

We incur chargeback claims, primarily product returns, from our retailer customers which reduce our revenues. For the three and nine month ended November 30, 2004, Tactica’s revenues were reduced by approximately $450,000 and $3,495,000 of chargeback claims, respectively. For the three and nine month periods ended November 30, 2003, Tactica’s revenues were reduced by approximately $5,109,000 and $13,850,000 of chargeback claims, respectively. We have incurred a high level of chargebacks for our products, especially Epil-Stop(R), that we sold as a result of the reduction in our promotional efforts that stimulated retail sales of our products. In addition, the launch of Epil-Stop(R) Wipe-Aways, a new hair removal product, was not promoted extensively and did not produce as much revenues as anticipated, and is resulting in significant retail chargebacks. Under terms of an April 29, 2004 agreement, we transferred all rights to the Epil-Stop(R) brand to Helen of Troy and they granted us a three-year license to sell Epil-Stop(R) products to customers outside of North America, Central America, South America and the Caribbean. Our accrued chargeback reserve provides for estimated chargeback claims and it was significantly increased to account for chargebacks for Epil-Stop(R) products, now that we do not support the brand in the U.S., and other of our products.

Tactica was granted a three-year license to sell Epil-Stop(R) products to customers outside of North America, Central America, South America and the Caribbean. Although sales of Epil-Stop(R) in these markets during the license period have not been significant, we expect to seek a continuation of the agreement and settlement of a minimum royalty due on January 30, 2005.

Tactica is currently focusing on generating future revenue by selling its products directly to consumers through their responses to our television advertising of select Singer(R) and IGIÁ(R) products. Tactica is advertising its products that have indicated encouraging levels consumer acceptance. Continued sales of Tactica’s line of Singer(R) floor care products depends in part upon a third party license agreement for use of the Singer brand name. Tactica’s exclusive license for Singer(R) branded floor care products includes targets for royalty payments and promotional spending through December 31, 2004. Tactica is seeking additional time to achieve the targets of $1,000,000 in royalties paid and $200,000 in product promotion spent on each Singer(R) product. As a result of the shortfall in achieving the targets, The licensor has the option to continue, modify or terminate the license. Future sales of Singer(R) floor care products are dependent in part on our ability to continue the license under acceptable terms.

Gross Profit

The Company’s gross loss was ($3,826,709) or (250.7%) for the three months ended November 30, 2004 versus gross profit of $7,559,807 or 54.7% for the three months ended November 30, 2003. The Company’s gross loss was ($233,770) or (2.3%) for the nine months ended November 30, 2004 versus gross profit of $22,727,090 or 57.5% for the nine months ended November 30, 2003.

The $11,386,516 and $22,960,860 decreases in gross profit for the three and nine month periods, respectively, are primarily the result of the decreases in revenue discussed above and a $2,896,974 charge taken in cost of sales to increase the reserve for inventory held by Innotrac. Innotrac issued a Stipulation default notice on January 18, 2005 and ceased order processing activities. Tactica disputes the alleged defaults and the parties are seeking a resolution prior to a Court trial that is scheduled for March 3 and 7, 2005. In the event that Innotrac prevails, Innotrac may liquidate Tactica’s products and use the proceeds to reduce Tactica’s obligation to Innotrac. Management evaluated the recoverability of the inventory and concluded from the results of this evaluation that a significant impairment charge was required for inventory held by Innotrac because the inventory’s estimated market value less Innotrac’s handling charges and other disposal costs was less than its cost. Accordingly, the Company recorded a charge of $2,896,974 during the three months ended November 30, 2004 for impairment of previously acquired inventory.

See “Liquidity and Capital Resources” below. Our gross profit percentages for the three and nine month periods ended November 30, 2004, as compared to November 30, 2003 decreased, in part, due to increased sales of excess inventory to specialty retailers at reduced prices, including sales of products at below our cost.

Costs and Expenses

Selling, general and administrative (“S G & A”) expenses for the three-month period ended November 30, 2004 decreased $6,021,784 from $8,925,839 to $2,904,055, or 67.5% as compared to the same period in 2003. S G & A expenses for the nine-month period ended November 30, 2004 decreased $14,660,823 from $27,019,968 to $12,359,145, or 54.3% as compared to the same period in 2003. We spent approximately $3,545,000 and $10,808,000 or 98.2% and 95.4% less on media advertising in the three and nine months ended November 30, 2004 as compared to the same periods in the prior fiscal year, respectively. We use television infomercials and print advertisements to sell our products directly to consumers and to increase awareness of the products we sell to retailers. Media advertising requires Tactica to make upfront investments of its working capital, which we have moderated to in recognition of the company’s level of working capital until such time as additional funds are raised.

Our promotional efforts for Epil-Stop products were significantly lower in the nine-month period ended November 30, 2004 as compared to the same period in 2003 due, in part, to the April 29, 2004 transfer of its Epil-Stop brand to Helen of Troy. The Company also reduced personnel, warehouse operations costs and other general and administrative expense in connection with the lower level of sales activity. During the nine months ended November 30, 2004, the Company recorded a one-time expense of $3,275,000 for financial advisory fees that were incurred in connection with the June 2004 reverse merger transaction. The fees consisted of 1,250,000 shares of IGIA Common Stock issued and paid to its financial advisor upon the closing of the June 11, 2004 reverse merger transaction.

Other selling, general and administrative expense for the three and nine months ended November 30, 2004 includes a one-time expense of approximately $881,000 that represents the estimated remaining lease obligation under the Sublease Agreement for our New York offices. We rejected the Sublease Agreement under the Bankruptcy Code and expect to move into less costly New York offices in February 2005. The obligation under the Sublease Agreement is a pre-petition liability.

For the nine months ended November 30, 2004, the Company recognized a $21,948 charge to other selling, general and administrative expense for the issuances of 6,693,340 shares of IGIA Common Stock in the conversion of all outstanding Diva Series A, B and C Convertible Preferred Shares, 5,593,593 shares of IGIA Common Stock in exchange for remaining outstanding shares of Diva Common Stock and an aggregate of 9,400,000 shares of IGIA Common Stock and 261,000 Series E Convertible Preferred Stock.

Interest Expense

The Company incurred net interest expense of $18,570 and $143,989 during the three-month periods ended November 30, 2004 and 2003, respectively. The Company incurred net interest expense of $136,923 and $457,803 during the nine-month periods ended November 30, 2004 and 2003, respectively. The decreases are due to the elimination on April 29, 2004 of Tactica’s line of credit with Helen of Troy and resulting interest expense charges.

Net Loss

Our net loss for the quarter ended November 30, 2004 was $6,711,550 in contrast to a $869,945 net loss for the quarter ended November 30, 2003. Our net loss for the nine-months ended November 30, 2004 was $12,559,629 contrast to a $2,260,402 net loss for the nine-months ended November 30, 2003. The Company’s losses are attributable to decreased revenues and gross profits that were not fully offset by the decreases in operating expenses and certain significant chargers. The $12,559,629 net loss for the nine months ended November 30, 2004 includes: approximately $2,111,000 in charges to increase the inventory reserve; approximately $3,304,000 in charges to increase the allowance for doubtful accounts receivable primarily for retail customer chargebacks; a $3,275,000 one-time financial advisory fee in connection with the June 2004 reverse merger that was paid in IGIA Common Stock; approximately $895,000 in professional fees incurred primarily in connection with the HoT transaction, the reverse merger, fundraising efforts, public company matters, and the bankruptcy filing; and a charge of approximately $881,000 for a remaining obligation on a rejected office space lease. The $6,711,550 net loss for the three months ended November 30, 2004 includes: approximately $2,897,000 in charges to increase the inventory reserve; approximately $416,000 in charges to increase the allowance for doubtful accounts receivable primarily for retail customer chargebacks; approximately $248,000 in professional fees incurred primarily in connection with the bankruptcy filing, public company matters, and fundraising; and a charge of approximately $881,000 for a remaining obligation on a rejected office space lease.

Our net loss per common share (basic and diluted) was ($0.37) and $(0.05) for the three months ended November 30, 2004 and November 30, 2003, respectively. Our net loss per common share (basic and diluted) was ($0.70) for the nine months ended November 30, 2004 and ($0.13) for the nine months ended November 30, 2003.

The weighted average number of outstanding shares were 18,002,933 for the three and nine months ended November 30, 2004, and November 30, 2003 respectively.

Liquidity and Capital Resources

As of November 30, 2004, the Company had a $10.7 million working capital deficit and negative net worth of $10.6 million. Excluding pre-petition liabilities net working capital was $4.1 million as of November 30, 2004. As of February 29, 2004, Tactica had a working capital deficit in excess of $12.6 million and negative net worth of approximately $11.2 million. On April 29, 2004, Tactica and HoT entered into an agreement under which Tactica was released from $17,261,334 in secured debt payable to HoT in exchange for certain Tactica corporate income tax refunds of $2,901,115, accounts receivable of $369,495, marketable securities of $3,030,000 and certain Tactica intangible assets, including all rights to the Epil-Stop® brand that had no book value. In connection with the transaction, Tactica increased its accrued chargeback reserve by $1,000,000 for Epil-Stop claims and eliminated a $2,025,473 deferred tax asset used to offset the gain from the transaction. The $7,935,250 net result was added to additional paid-in-capital. The $3,030,000 marketable securities given to HoT were obtained by Tactica from its minority stockholders as full satisfaction for $3,500,000 in loans receivable from the minority stockholders together with accrued interest of $1,266,663, which was extinguished prior to its maturity date of March 14, 2005. The $1,736,663 net result was deducted from additional paid-in-capital. Tactica loaned its three minority stockholders a total of $3,500,000 on March 14, 2000 in connection with a $3,500,000 loan by HoT to Tactica. The loan receivable accrued interest at 8.75% per annum.

The June 11, 2004 reverse merger between Tactica and IGIA gave the Company access to public markets for financing and enabled Tactica to convert approximately $3.6 million of accounts payable into Series E Convertible Preferred Stock. Despite the transaction with Helen of Troy and reverse merger the Company was not yet able to raise sufficient additional working capital. As a result of the foregoing factors, Tactica did not have an available source of working capital to satisfy a demand by Innotrac that Tactica immediately pay all amounts allegedly due to Innotrac and continue its normal operation of business. Tactica and Innotrac agreed upon the terms of a Stipulation which contemplated the filing of a bankruptcy petition that was subsequently made and approved on an interim basis by the Bankruptcy Court.

The Stipulation allowed Tactica to resume fulfillment of customer orders for products held in inventory at the Innotrac warehouse (“Innotrac Inventory”). Sales of the Innotrac Inventory has been primarily made at reduced prices to closeout retailers and catalog merchants. Tactica is required under the Stipulation to prepay Innotrac for fulfillment services and remit 55% of the proceeds from sales of the Innotrac Inventory. Tactica is required to make a minimum of $120,000 in monthly payments to Innotrac to reduce the debt owed to Innotrac, which balance was approximately $2,700,000 at November 30, 2004.

Innotrac issued a Stipulation default notice on January 18, 2005 and ceased order processing activities. Tactica disputes the alleged defaults and the parties are seeking a resolution prior to a Court trial that is scheduled for March 3 and 7, 2005. In the event that Innotrac prevails, Innotrac may liquidate Tactica’s products and use the proceeds to reduce Tactica’s obligation to Innotrac. Management evaluated the recoverability of the inventory and concluded from the results of this evaluation that a significant impairment charge was required for inventory held by Innotrac because the inventory’s estimated market value less Innotrac’s handling charges and other disposal costs was less than its cost. Accordingly, the Company recorded a charge of $2,896,974 during the three months ended November 30, 2004 for impairment of previously acquired inventory.

Management expects to shift its focus away from selling the Innotrac Inventory, which has low gross margins and insufficient contribution to current liquidity, and increase our direct response sales efforts. We have been selling newly manufactured products to directly to consumers through responses to our television advertising. We expect to continue fulfilling direct response orders through other fulfillment companies. In addition, we expect to continue selling newly-manufactured products that we direct ship from third party manufacturers to mail order catalog companies, international customers, retail chains and specialty retailers.

On December 8, 2004, Tactica entered into a Credit Agreement with Tactica Funding 1, LLC (“Tactica Funding”), under which Tactica Funding agreed to provide Tactica with a secured loan of up to an aggregate principal amount of $300,000 (the “Loan”), to provide funds for Tactica’s continued ordinary course operations and working capital needs, as evidenced by a promissory note. The Loan bears interest at a rate of 9% per annum and is payable monthly. Notwithstanding the foregoing, the Loan bears a default rate of interest of 12% per annum. The entire principal is due and payable on the earlier of February 28, 2005 or upon the occurrence of an event of default. As Security for the Loan, Tactica granted to Tactica Funding a first priority security interest in substantially all of the assets of Tactica, except as to permitted liens for which the Tactica Funding security interest is junior and subordinate, including Innotrac, certain carve out expenses that Tactica incurs for professional fees and other bankruptcy case matters. Pursuant to the Credit Agreement, Tactica’s default of the Stipulation is an event of default on the Loan. Tactica and Tactica Funding are discussing the default and potential for a forbearance agreement. The Stipulation default has caused Tactica to lose the use of the Innotrac Inventory and to take a charge to fully reserve for the goods. Management expects to shift its focus away from selling the Innotrac Inventory, which has low gross margins and and insufficient contribution to current liquidity, and increase direct response sales efforts. We have been selling newly manufactured products to directly to consumers through responses to our television advertising. We expect to continue using another fulfillment company to warehouse our direct response products and process our customer orders. In addition, we expect to continue selling newly-manufactured products that we direct ship from third party manufacturers to mail order catalog companies, international customers, retail chains and specialty retailers.

Tactica is seeking to emerge from bankruptcy by generating profits from sales of its products to consumers through response to our television advertising of select Singer® and IGIÁ® products that have demonstrated encouraging levels consumer acceptance. Tactica plans to use proceeds from these direct response sales to increase purchases of the goods from manufacturers, buy additional television airtime to run our advertisements, pay for fulfillment services and repay the Loan. We are reducing operating costs by moving to less costly office space, by decreasing staff levels, and by restructuring sales compensation plans. In addition, our sales to retail customers are reduced by our limited working capital and their adverse response to our bankruptcy which has enabled us to reduce operations that were not generating liquidity.

Continued sales of Tactica’s line of Singer(R) floor care products depends in part upon a third party license agreement for use of the Singer brand name. Tactica’s exclusive license for Singer(R) branded floor care products includes targets for royalty payments and promotional spending through December 31, 2004. Tactica is seeking additional time to achieve the targets of $1,000,000 in royalties paid and $200,000 in product promotion spent on each Singer(R) product. As a result of the shortfall in achieving the targets, the licensor has the option to continue, modify or revoke the license. Future sales of Singer(R) floor care products are dependent in part on our ability to continue the license under acceptable terms.

Tactica’s ability to emerge from bankruptcy is dependent on several factors, including but not limited to, its ability to: generate liquidity from operations; satisfy its ongoing operating costs on a timely basis; develop an acceptable exit plan; receive requisite approval from Tactica’s pre-petition creditors and the Bankruptcy Court of a settlement the bankruptcy case; and to pay all administrative costs incurred in bankruptcy prior to emergence.

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

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

We have relied mostly on advances from shareholders. There is no assurance the stockholders will continue to provide sufficient funds for us to successfully continue our operations. Therefore, we will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for its services and products. There can be no assurance that additional private or public financing including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

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

TACTICA MAY BE UNABLE TO REORGANIZE IN BANKRUPTCY

In October 2004, Tactica, IGIA’s only operating subsidiary filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Tactica did not have sufficient working capital to operate its business and was unable to obtain financing. Notwithstanding the protection of the Bankruptcy Court, there is no assurance Tactica will be able to obtain sufficient funding to emerge from bankruptcy and continue to operate its business. In addition, Innotrac issued a Stipulation default notice and ceased order processing services. Although the parties are seeking a resolution, there is no assurance that Innotrac will be able to exercise its rights under a default of the Stipulation and liquidate Tactica’s inventory to reduce the obligation to Innotrac.

As described above under “Liquidity and Capital Resources” there are numerous reasons why Tactica may be unable to emerge from bankruptcy. In such event, IGIA would seek to fund a strategic merger, acquisition or sale of assets or otherwise be forced to discontinue operations.

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

IGIA’s common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol IGAI.OB. As of January 18, 2005, there were approximately 18,002,933 shares of Common Stock outstanding, of which approximately 5,500,000 were tradable without restriction under the Securities Act.

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

There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by IGIA or its competitors, government regulatory action, patent or proprietary rights developments, and market conditions for penny stocks in general could have a material effect on the liquidity of IGIA’s common stock and volatility of IGIA’s stock price.

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

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

We have relied mostly on advances from shareholders . There is no assurance the stockholders will continue to provide sufficient funds for us to successfully continue our operations. Therefore, we will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for its services and products. There can be no assurance that additional private or public financing including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

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

Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by the Report (the “Evaluation Date”).

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

Item 2. Changes in Securities.

(a) During the period covered by this report, we issued shares of our common and preferred stock as follows:

Effective with the June 11, 2004 Merger, 6,693,340 shares of IGIA Common Stock was issued for the conversion of all Diva Series A, B, and C Convertible Preferred Stock. In addition, IGIA issued 5,593,593 shares of Common Stock in exchange for remaining outstanding shares of Common Stock held by Diva shareholders.

Effective with the Merger, Diva received 3,725,000 shares of Common Stock from a stockholder in exchange for its wholly-owned subsidiary that was also named Diva Entertainment, Inc. In connection with the exchange, Diva cancelled its 3,725,000 shares.

Effective with the Merger, all previously outstanding 1,000 shares of common stock were exchanged for an aggregate of 9,400,000 shares of IGIA Common Stock and 261,000 shares of IGIA Series E Convertible Preferred Stock.

Effective with the Merger, Diva agreed and cancelled 1,209,000 shares of IGIA Common Stock.

IGIA issued a total of 3,000,000 shares of Common Stock to its financial advisors of which 1,250,000 shares related to the Merger and 1,750,000 shares were subject to release from escrow upon the Company raising certain additional capital within a specified time period, a contingency that was not satisfied. As a result, the 1,750,000 shares were returned to the Company and cancelled.

The Company and certain Tactica vendors agreed to convert $3,632,160 of accounts payable into IGIA Series E Convertible Preferred Stock. IGIA issued 574 new Series E shares and caused certain additional Series E shares to be given by Company management stockholders to the vendors.

On August 27, 2004, the Company received net proceeds from issuance of a $100,000 convertible note payable bearing interest at 10% per annum and warrants to purchase 100,000 shares of IGIA Common Stock at $1.00 per share over a five-year period. The unpaid note principal and interest may, at the note holder’s option, be converted into IGIA Common Stock at $1.00 per share.

The Delaware Secretary of State accepted the Company’s filing on June 8, 2004 of a Certificate of Amendment to Certificate of Incorporation to increase our authorized common stock to 100 million shares. The increase was authorised by a majority vote of our shareholders, subject to SEC filing requirements and notice to the minority shareholders.

The issuance of all shares of our common stock was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and related state private offering exemptions. All of the investors took their shares for investment purposes without a view to distribution and had access to information concerning IGIA, Inc. and our business prospects, as required by the Securities Act.

In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to persons with whom we had a direct personal preexisting relationship, and after a thorough discussion. Further, our securities were sold to less than 35 Non-Accredited Investors. All certificates for our shares contained a restrictive legend. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

(b) None

(c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended November 30, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities

Exchange Act of 1934:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

09/01/04-09/30/04	—	$—	—	$—

10/01/04-10/31/04	—	—	—	—

11/01/04-11/30/04	—	—	—	—

(1)	We have not entered into any plans or programs under which we may repurchase its common stock.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of the Chief Executive Officer of IGIA, Inc. pursuant to Exchange Act Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer of IGIA, Inc. pursuant to Exchange Act Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer and of IGIA, Inc. pursuant to 18 U.S.C. 1350

32.2	Certification of the Chief Financial Officer of IGIA, Inc. pursuant to 18 U.S.C. 1350

(a)	Reports filed on Form 8-K during the three months ended November 30, 2004

A report dated October 27, 2004 was filed reporting the filing of a bankruptcy petition by Tactica International, Inc. and the execution of a material definitive agreement.

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGIA, Inc.
(formerly DIVA Entertainment, Inc.)
(Registrant)

Date: February 11, 2005	/s/ Avi Sivan
Chief Executive Officer

/s/ Kurt Streams
Chief Financial Officer