Form 10KSB
period 2005-02-28
IGIA, Inc.
filed 2005-06-20
CIK 919603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended February 28, 2005

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 0-23506

IGIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0601498
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

521 5th Avenue, 20th Floor
New York, NY 10175
(Address of principal executive offices)

(212) 575-0500
(Registrant's telephone number, including area code)

11 West 42nd Street, 7th Floor, New York, New York 10036
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Registrant's revenues for fiscal year ended February 28, 2005: $11,324,450

State the aggregate market value of the common stock held by non-affiliates of the Registrant: $164,912 as of June 17, 2005 based on the average bid and asked price of $0.021 per share as of June 17, 2005

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 18,002,933 shares issued and outstanding as of June17, 2005.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB/A. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB/A. We file reports with the Securities and Exchange Commission ("SEC"). You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB/A. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

ITEM 1. - BUSINESS

Our History

We were incorporated in the State of Delaware in May 1992 under the name Quasar Projects Company for the purpose of merging with or acquiring a company with operations and assets. From its inception through April 28, 1999, we generated nominal revenues and did not actively engage in business.

On April 28, 1999, we acquired Diva Entertainment, Inc., a Florida corporation, which was engaged in the business of operating and managing two wholly-owned talent management companies: Prima Eastwest Model Management, Inc., a California corporation, and Que Management, Inc., a New York corporation. At that time, we changed our name to Diva Entertainment, Inc. From April 28, 1999 through June 10, 2004, we were in the business of representing professional fashion models, commercial actors and theatrical actors.

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

General Background

We, through our wholly-owned operating subsidiary, Tactica International, Inc. ("Tactica"), are a direct marketer and distributor of proprietary and branded personal care and home care products. Primarily through direct response television advertising of Tactica’s infomercials, Tactica has successfully established a niche and growing position within the direct marketing industry, a market which the "Direct Marketing Association" expects to grow from $2 to $3 trillion dollars in annual sales within the next five years. Tactica also sells through major retail chains and mail order catalogs and on Tactica's website.

All of our operations occur in our Tactica subsidiary, which we acquired as of June 11, 2004. We established a wholly-owned subsidiary, Shopflash, Inc. (“Shopflash”), on April 7, 2005 that we plan to operate as a direct marketer of other niche products not marketed by Tactica. We do not currently have any operations at the parent level.

In March 2000, a majority interest in Tactica was purchased by Helen of Troy Limited or HoT, a developer and marketer of personal care products. The transaction gave Tactica access to capital to expand marketing and distribution. Tactica expanded its focus on distribution and more than doubled the number of retail outlets carrying Tactica's products to more than 45,000 worldwide. On April 29, 2004, Tactica's management purchased back the 55% interest in Tactica held by HoT. In exchange for HoT's 55% interest and approximately $17 million of secured Tactica debt and accrued interest payable, HoT received marketable securities, intellectual properties, including the Epil-Stop® brand, and the right to certain Tactica tax refunds. On June 11, 2004, Tactica acquired us pursuant to an acquisition by us of all of the outstanding securities of Tactica and the acquisition by Tactica's stockholders of the majority of our outstanding securities.

Summary of Historical Financial Information

Set forth below is a summary of our historical financial information. For accounting purposes, the June 11, 2004 transaction with Tactica is accounted for as a purchase of us by Tactica. As a result, the audited financial statements for the fiscal year ended February 29, 2004 are the financial statements of Tactica. The summary financial information for the years ended February 28, 2005 and February 29, 2004 is derived from the financial statements attached hereto.

	Fiscal Year Ending (Amounts in thousands)
	February 28, 2005	February 29, 2004
Gross Sales	$15,253	$62,130
Net Sales	11,324	39,610
Gross Profit (Loss)	(234)	19,234
SG&A	14,209	32,727
Operating Loss	(14,443)	(13,493)
Reorganization Items	(1,558)	--
Net Loss	(16,197)	(9,015)

Products

We design, develop and sell a full line of personal care and other consumer products in categories such as hair care, hair removal, dental care, skin care, sports and exercise, household, and kitchen. Some of the products we develop and market are trend-oriented personal care products. We continue to develop new products and enhance existing products in order to maintain and improve our position in the personal care and comfort product market. The following table lists the primary products that we sell.

PRODUCTS

Personal Care Products:
Hair Clippers and Trimmers
Hard and Soft-bonnet hair dryers
Hair Styling and utility implements
Decorative hair accessories
Liquid hair styling products

PRODUCTS

Paraffin baths, facial brushes, and facial saunas, and other skin care appliances
Foot baths
Foot massagers, hydro massagers, cushion
Massagers and body massagers
Aromatherapy and spa
Air Purifiers and Ionizers
Light therapy systems
Nail care systems
Dental Care
Teeth Whitening System
Epilation Devices
Beddings and pillows
Foot care system
Lip care
Fitness products
Liquid skin care products
Skin care powder
Hair Care Products:
Hand-held hair dryers
Curling irons, straightening irons, hot air brushes and brush irons
Hair setters
Household Products:
Upright vacuum
Steam cleaner
Hand held vacuum
Bags and accessories

Sales and Marketing

Since its inception in 1992, Tactica has established a worldwide market for its family of personal and skin care products, and the Epil-Stop® hair removal products the latter of which was sold to HoT in April 2004. Tactica utilizes a comprehensive and focused marketing and distribution program that includes widespread television and print advertising combined with global product placement in well known retail outlets worldwide, as well as through popular mail order catalogs, and directly through Tactica’s websites, primarily www.igia.com.

We use direct response marketing to sell these products directly to consumers primarily under our own brands and licensed trademarks. The acquisition of licensing rights represents an important component of our growth strategy. Tactica’s line of floor care products has been marketed under the Singer brand, which we began licensing in fiscal 2004. Tactica’s products are also sold through major pharmacy and general merchandise retail chains and globally recognized mail order catalogs. Tactica’s products are also periodically featured on home shopping channels such as QVC and Tactica infomercials are shown on national cable and broadcast television channels such as The Hallmark Channel, CNBC and The Game Show Channel. Tactica markets its products internationally through distributors covering more than 100 countries worldwide. No customer accounted for 10% or more of net sales during fiscal 2005 or 2004.Tactica’s U.S. sales comprised 68% and 85% of total net sales in fiscal 2005 and 2004, respectively.

Manufacturing and Distribution

We contract with unaffiliated manufacturers both within and outside the U.S. to manufacture our products. We arrange for our products to be shipped to a third party warehouse facility in Los Angeles, California for shipment to individuals or retail customers. Tactica also sometimes ships products from manufacturers directly to retailers. Tactica’s retail customers often seek to minimize their inventory levels and often demand that we fulfill their orders within relatively short time frames. Consequently, these inventory management practices often required us to carry substantial levels of inventory in order to meet our customers’ needs, which given the required level of working capital had limited our ability to satisfy retail customer orders.

Most of our products manufactured outside the countries in which they are sold are subject to import duties, which have the effect of increasing the amount we pay to obtain such products.

License Agreements, Trademarks and Patents

In April 2003, Tactica entered into a license agreement with The Singer Company B.V., for use of the Singer brand name on its line of floor products sold exclusively through Tactica within the United States and Canada. The sales of Tactica’s Singer floor care products line depends materially upon the continued use of the Singer trademark. Tactica’s license agreement with Singer terminates on December 31, 2004 unless sooner terminated; however, Tactica has the option to extend the license agreement for up to ten additional one-year periods, provided Tactica pays minimum royalties, meets minimum sales volumes, and makes minimum levels of advertising expenditures. Tactica has not yet achieved these minimums and may not achieve them due to a delay in scaling up related promotional activities. Tactica has the right to continuing marketing its line of floor care products without use of the Singer trademark.

Pursuant to a stock purchase agreement, dated as of April 29, 2004, Tactica transferred ownership of the Epil-Stop brand to HoT in exchange for HoT’s equity interest in Tactica, and HoT provided a royalty-free perpetual license to use certain technologies. Tactica received a three-year license for the exclusive right to sell Epil-Stop products in all markets except the U.S., Canada, Mexico, Central and South America and the Caribbean. Tactica has certain future minimum royalty obligations that must be satisfied to retain the license.

Tactica has filed or obtained licenses for design and utility patents in the U.S. and several foreign countries. We do not believe that the loss of any particular patent or patent license would have a materially adverse effect on its business. Tactica has granted HoT a non-exclusive royalty-free license to its U.S. patent, as well as corresponding patent applications, for the life of such patents pursuant to the stock purchase agreement between HoT and Tactica.

Backlog

Tactica ships some of its products to direct response customers and provides these customers with estimated delivery dates at the time that it receives their respective orders. There was no significant backlog of orders in any of Tactica’s distribution channels at February 28, 2005.

Competition

We sell products in the “As Seen on TV” market, the personal care products market including depilatories (hair removal products), the household appliance market and the floor care products market. These markets are very competitive. Maintaining and gaining market share depends heavily on product development and enhancement, pricing, quality, performance, packaging and availability, brand name recognition, patents, and marketing and distribution approaches. Our primary competitors in these markets include Thane International and Helen of Troy Limited or HoT. Most of our competitors have significantly greater financial and other resources than we do.

Regulation

Our products are generally not regulated by the U.S. Food and Drug Administration (FDA), however its products could be and have been subject to FDA regulations. National Advertising Council (NAC) has, from time to time, reviewed our advertising and communicated recommended modifications to us and the U.S. Federal Trade Commission (FTC). In addition, the FTC, and state and local consumer affairs bodies oversee aspects of our sales and marketing activities and customer handling processes. Our ability to sell products can be and has been adversely affected by actions taken by the FDA, FTC, NAC, and state and local authorities and by future changes in regulations.

Our electrical products must meet the safety standards imposed in various national, state, local, and provincial jurisdictions. Our electrical products sold in the U.S. are designed, manufactured, and tested to meet the safety standards of Underwriters Laboratories, Inc. or Electronic Testing Laboratories.

Employees

As of June 10, 2005, we had a total of 30 full-time employees, of which  3 are senior management, 8 are dedicated to sales, marketing and customer service, 4 are distribution employees, 4 are accounting and finance employees, 3 are dedicated to information systems and 8 are administrative personnel.

None of our employees are covered by a collective bargaining agreement. We have never experienced a work stoppage and we believe that we have satisfactory working relations with our employees.

Risk Related to Business

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes.

Risks Relating to Our Business:

The Chapter 11 Reorganization Has A Material Negative Effect On Our Business, Financial Condition And Results of Operations.

In October 2004, Tactica, our operating subsidiary filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Tactica did not have sufficient working capital to operate its business and was unable to obtain financing. Notwithstanding the protection of the Bankruptcy Court, there is no assurance Tactica has obtained sufficient funding to emerge from bankruptcy and continue to operate its business. As described under “Liquidity and Capital Resources” there are numerous reasons why Tactica may be unable to emerge from bankruptcy. In such event, we would seek to find a strategic merger, acquisition or sale of assets or otherwise be forced to discontinue Tactica’s operations.

Auditors Have Expressed Substantial Doubt About Our Ability To Continue As A Going Concern.

In their report dated June 10, 2005, Russell Bedford Stefanou Mirchandani LLP stated that the financial statements of IGIA for the year ended February 28, 2005 were prepared assuming that IGIA would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of Tactica having filed for bankruptcy protection on October 21, 2004, its recurring losses from operations and our net capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit. Our continued net operating losses and stockholders’ deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Our Common Stock Trades In A Limited Public Market, The NASD OTC Electronic Bulletin Board; Accordingly, Investors Face Possible Volatility Of Share Price.

Our common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol IGAI.OB. As of June 17, 2005, there were 18,002,933 shares of Common Stock outstanding.

There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by us or our competitors, government regulatory action, patent or proprietary rights developments, and market conditions for penny stocks in general could have a material effect on the liquidity of our common stock and volatility of our stock price.

Our Future Operations Are Contingent On Our Ability To Recruit Employees.

In the event we are able to expand our business, we expect to experience growth in the number of employees and the scope of our operations. In particular, we may hire additional sales, marketing and administrative personnel. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. We believe that our ability to increase our customer support capability and to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to our future success.

We May Not Be Able To Manage Our Growth Effectively.

Our future success will be highly dependent upon our ability to successfully manage the expansion of our operations. Our ability to manage and support our growth effectively will be substantially dependent on our ability to: implement adequate improvements to financial and management controls, reporting and order entry systems, and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel. Our expansion and the resulting growth in the number of our employees would result in increased responsibility for both existing and new management personnel. We are in the process of establishing and upgrading our financial accounting and procedures. We may not be able to identify, attract, and retain experienced accounting and financial personnel. Our future operating results will depend on the ability of our management and other key employees to implement and improve our systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. We may not be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on its business, results of operations, and financial condition.

Our Success Is Dependent On Our Ability To Address Market Opportunities.

Our future success depends upon our ability to address potential market opportunities while managing our expenses to match our ability to finance our operations. This need to manage our expenses will place a significant strain on our management and operational resources. If we are unable to manage our expenses effectively, we may be unable to finance our operations. By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition and would prevent us from being able to utilize potential market opportunities.

We May Be Required To Seek Additional Means Of Financing.

In financing our operations since filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code, Tactica has relied mostly on advances from debtor in possession loans. Therefore, we will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

On March 23, 2005, we entered into a Securities Purchase Agreement for the sale of an aggregate of $3,000,000 principal amount of callable secured convertible notes. However, there can be no assurance that we will generate adequate revenues from operations. Failure to generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our products. Accordingly we may be required to obtain additional private or public financing including debt or equity financing and there can be no assurance that such financing will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

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

The Sales Of Our Products Have Been Very Volatile And Our Results Of Operations Could Fluctuate Materially.

The sales of certain of our products rely on television advertising and direct response marketing campaigns. In addition, some of our products have short life cycles. This leads to volatility in our revenues and results of operations. For example, our net sales for the fiscal year ended February 28, 2005 decreased by approximately 71.40% as compared with the fiscal year ended February 29, 2004 and we incurred a $16,197,364 operating loss for the fiscal year ended February 28, 2005. This was primarily caused by substantially reduced sales. In addition, as part of our April 2004 purchase agreement with Helen of Troy, or HoT, HoT acquired the right to market and sell Epil-Stop, one of our most popular products, in the United States and assumed the liabilities associated with United States sales of the Epil-Stop product. We therefore expect that our sales could continue to decline or be volatile and as a result, that our financial position could be adversely affected.

Changes In Foreign Policy, International Law Or The Internal Laws Of The Countries Where Our Manufacturers Are Located Could Have A Material Negative Effect On Our Business, Financial Condition And Results Of Operations.

All of our products are manufactured by unaffiliated companies, some of which are in the Far East. Risks associated with such foreign manufacturing include: changing international political relations; changes in laws, including tax laws, regulations and treaties; changes in labor laws, regulations, and policies; changes in customs duties and other trade barriers; changes in shipping costs; interruptions and delays at port facilities; currency exchange fluctuations; local political unrest; and the availability and cost of raw materials and merchandise. To date, these factors have not significantly affected our production capability. However, any change that impairs our ability to obtain products from such manufacturers, or to obtain products at marketable rates, would have a material negative effect on our business, financial condition and results of operations.

Our Business Will Suffer If We Do Not Develop And Competitively Market Products That Appeal To Consumers.

We sell products in the “As Seen on TV” market. These markets are very competitive. Maintaining and gaining market share depends heavily upon price, quality, brand name recognition, patents, innovative designs of new products and replacement models, and marketing and distribution approaches. We compete with domestic and international companies, some of which have substantially greater financial and other resources than we have. We believe that our ability to produce reliable products that incorporate developments in technology and to satisfy consumer tastes with respect to style and design, as well as our ability to market a broad offering of products in each applicable category at competitive prices, are keys to our future success.

Our Business, Financial Condition And Results Of Operations Could Be Materially Adversely Affected If We Are Unable To Sell Products Under Our Licensed Trademarks.

A significant portion of our sales revenue is derived from sales of products under licensed trademarks. As the percentage of our sales of such products increases, we will become increasingly dependent upon the continued use of such trademarks. Actions taken by licensors, such as Singer and HoT and other third parties, with respect to products we license from them could greatly diminish the value of any of our licensed trademarks. If we are unable to develop and sell products under existing or newly acquired licensed trademarks or the value of the trademarks were diminished by the licensor or third parties, the effect on our business, financial condition and results of operations could be materially adversely effected.

Many Of Our Competitors Are Larger And Have Greater Financial And Other Resources Than We Do And Those Advantages Could Make It Difficult For Us To Compete With Them.

Many of our current and potential competitors may have substantial competitive advantages relative to us, including: longer operating histories; significantly greater financial, technical and marketing resources; greater brand name recognition; larger existing customer bases; and more popular products.

These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and devote greater resources to develop, promote and sell their products or services than we can.

We Are Dependent On Our Management Team And The Loss Of Any Key Member Of This Team May Prevent Us From Implementing Our Business Plan In A Timely Manner.

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Avi Sivan, our Chief Executive Officer, and Prem Ramchandani, our President. We have entered into employment agreements with Mr. Sivan and Mr. Ramchandani. We obtained key person life insurance policies on Mr. Sivan and Mr. Ramchandani in accordance with terms of the March 23, 2005 Securities Purchase Agreement. The loss of Mr. Sivan or Mr. Ramchandani services would be expected to have a material adverse effect on our operations.

Our Business, Financial Condition And Results Of Operations Will Suffer If We Do Not Accurately Forecast Customers’ Demands.

Because of our reliance on manufacturers in the Far East, our production lead times are relatively long. Therefore, we must commit to production well in advance of customer orders. If we fail to forecast consumer demand accurately, we may encounter difficulties in filling customer orders or in liquidating excess inventories, or may find that customers are canceling orders or returning products. Our relatively long production lead time may increase the amount of inventory and the cost of storing inventory. Additionally, changes in retailer inventory management strategies could make inventory management more difficult. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

Our Products And Business Practices May Be Subject To Review By Third Party Regulators And Consumer Affairs Monitors And Actions Resulting From Such Reviews, Including But Not Limited To Cease And Desist Orders, Fines And Recalls.

Although our products are generally not regulated by the U.S. Food and Drug Administration (FDA), we have in the past and on occasion may in the future sell products that are subject to FDA regulations. Our advertising is subject to review by the National Advertising Council (NAC) and our advertisements could be and have been subject to NAC recommendations for modification. The U.S. Federal Trade Commission (FTC) and state and local consumer affairs bodies oversee various aspects of our sales and marketing activities and customer handling processes. If any of these agencies, or other agencies that have a right to regulate our products, engage in reviews of our products or marketing procedures we may be subject to various enforcement actions from such agencies. If such reviews take place, as they have in the past, our executives may be forced to spend time on the regulatory proceedings as opposed to running our business. In addition to fines, adverse actions from an agency could result in our being unable to market certain products the way we would like or at all, or prevent us from selling certain products entirely.

We Purchase Essential Services And Products From Third Parties, Which If Interrupted, Could Have A Material Impact On Our Ability To Operate.

We currently outsource significant portions of our business functions, including, but not limited to, warehousing, customer service, inbound call center functions and payment processing for all direct response sales, customer order fulfillment, and product returns processing and shipping. From time to time we have experienced interruptions in these essential services for varying periods of time and future interruptions can and will occur. If such interruptions occur for extended periods of time, our operations may be materially adversely affected. Many of our products are produced in South China. Should we experience any interruption or interference with the operations of the third party suppliers of goods and services, we might experience a shortage of inventory. This type of shortage could have a material adverse effect on our financial position, results of operations, and for cash flow.

Our Direct Response Sales Operation Is Dependent On Having Adequate Credit Card Activity Processing Capacity With The Major Credit Card Companies And A Credit Card Processor.

A third party credit card processor regulates our daily credit card sales order volume and sets limits as to the maximum daily sales volume it will process. In addition, credit card companies, such as Visa and MasterCard, and credit card processors typically maintain a record of the level of customer requests to have charges for our products reversed (chargebacks). The credit card companies and processors may fine us for “high chargeback levels”, modify our daily sales volume limit, or even discontinue doing business with us. The direct response business is known for relatively high chargeback levels and we have experienced periods of higher than accepted levels of chargeback activity that has led to fines and disruptions in credit card processing of customer orders. We endeavor to maintain reasonable business practices and customer satisfaction, which in part, contribute to lower levels of chargeback activity. Nevertheless, excess chargeback activity could result in our being unable to have customers pay us using credit cards.

Our Future Acquisitions, If Any, And New Products May Not Be Successful, Which Could Have A Material Adverse Effect On Our Financial Condition And Results Of Operations.

We have in the past, and may in the future, decide to acquire new product lines and businesses. The acquisition of a business or of the rights to market specific products or use specific product names involves a significant financial commitment. In the case of an acquisition, such commitments are usually in the form of either cash or stock consideration. In the case of a new license, such commitments could take the form of license fees, prepaid royalties, and future minimum royalty and advertising payments. While our strategy is to acquire businesses and to develop products that will contribute positively to earnings, there is no guarantee that all or any of our acquisitions will be successful. Anticipated synergies may not materialize, cost savings may be less than expected, sales of products may not meet expectations and acquired businesses may carry unexpected liabilities. Each of these factors could result in a newly acquired business or product line having a material negative impact on our financial condition and results of operations.

A Controlling Interest In Our Common Stock Was Recently Acquired By Former Shareholders Of Our Operating Subsidiary, Tactica International, Inc, And We Have a Limited Operating History Upon Which You Can Base An Investment Decision.

On June 11, 2004, we completed a share exchange with the former stockholders of Tactica International, Inc., resulting in Tactica’s former stockholders owning the majority of our common stock on a fully diluted basis. Therefore, we have a limited operating history upon which you can make an investment decision, or upon which we can accurately forecast future sales. You should, therefore, consider us subject to the business risks associated with a new business. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new business.

Our Company And/Or Our Former Management May Be Subject To Fines, Sanctions And/Or Penalties Of An Indeterminable Nature As A Result Of Potential Violations Of Federal Securities Laws In Connection With The Amendment Of Our Certificate Of Incorporation From 20,000,000 To 100,000,000 On June 8, 2004.

On May 27, 2004, the shareholders holding a majority of our outstanding common stock voted to increase our authorized our common stock to 100,000,000 shares. On June 8, 2004, prior to mailing the required information statement, we filed a certificate of amendment with the Delaware Secretary of State to increase the number of shares of common stock we are authorized to issue. As a result, we filed the certificates of amendment prior to fully complying with all Federal securities laws. Due to the aforementioned, we may be subject to fines, sanctions and/or penalties.

Risks Relating to Our Current Financing Arrangement:

There Are A Large Number Of Shares Underlying Our Callable Secured Convertible Notes, And Warrants That May Be Available For Future Sale And The Sale Of These Shares May Depress The Market Price Of Our Common Stock.

As of June 17, 2005, we had 18,002,933 shares of common stock issued and outstanding and callable secured convertible notes outstanding or an obligation to issue callable secured convertible notes that may be converted into an estimated 300,000,000 shares of common stock at current market prices, and outstanding warrants or an obligation to issue warrants to purchase 6,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding callable secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of Our Callable Secured Convertible Notes Could Require Us To Issue A Substantially Greater Number Of Shares, Which Will Cause Dilution To Our Existing Stockholders.

Our obligation to issue shares upon conversion of our callable secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the callable secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the current conversion price, as of June 17, 2005 of $0.02.

% Below Market	Price Per Share	With Discount at 50%	Number of Shares Issuable	% of Outstanding Stock
25%	$.015	$.0075	400,000,000	95.69%
50%	$.010	$.0050	600,000,000	97.09%
75%	$.005	$.0025	1,200,000,000	98.52%

As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

The Continuously Adjustable Conversion Price Feature Of Our Callable Secured Convertible Notes May Encourage Investors To Make Short Sales In Our Common Stock, Which Could Have A Depressive Effect On The Price Of Our Common Stock.

The callable secured convertible notes are convertible into shares of our common stock at a 50% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of notes, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

The Issuance Of Shares Upon Conversion Of The Callable Secured Convertible Notes And Exercise Of Outstanding Warrants May Cause Immediate And Substantial Dilution To Our Existing Stockholders.

The issuance of shares upon conversion of the callable secured convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their callable secured convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

In The Event That Our Stock Price Declines, The Shares Of Common Stock Allocated For Conversion Of The Callable Secured Convertible Notes, To Be Registered Pursuant To A Registration Statement Filed on April 14, 2005, May Not Be Adequate And We May Be Required To File A Subsequent Registration Statement Covering Additional Shares. If The Shares We Have Allocated And Are Registering Herewith Are Not Adequate And We Are Required To File An Additional Registration Statement, We May Incur Substantial Costs In Connection Therewith.

Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the callable secured convertible debentures, we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the convertible debentures. As we do not currently have the required amount of shares available, we may be required to file an additional registration statement after we have increased our authorized common stock. In the event that our stock price decreases, the shares of common stock we have allocated for conversion of the callable secured convertible debentures and are registering hereunder may not be adequate. If the shares we have allocated to the registration statement are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of such registration statement.

If We Are Required For Any Reason To Repay Our Outstanding Callable Secured Convertible Notes, We Would Be Required To Deplete Our Working Capital, If Available, Or Raise Additional Funds. Our Failure to Repay the Callable Secured Convertible Notes, If Required, Could Result In Legal Action Against Us, Which Could Require The Sale Of Substantial Assets.

On March 23, 2005, we entered into a Securities Purchase Agreement for the sale of an aggregate of $3,000,000 principal amount of callable secured convertible notes. The callable secured convertible notes are due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. Although we currently have $2,000,000 callable secured convertible notes outstanding, the investor is obligated to purchase additional callable secured convertible notes in the aggregate amount of $1,000,000. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against us in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us and the delisting of our common stock could require the early repayment of the callable secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

Risks Relating to Our Common Stock:

If We Fail To Remain Current On Our Reporting Requirements, We Could Be Removed From The OTC Bulletin Board Which Would In Turn Trigger Default Provisions Under the Callable Secured Convertible Notes and Limit The Ability of Broker-Dealers To Sell Our Securities And The Ability Of Stockholders To Sell Their Securities In The Secondary Market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board and, in turn, declared in default of the Callable Secured Convertible Notes. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to cure the default, which may have an adverse material effect on our Company.

Our Common Stock Is Subject To The "Penny Stock" Rules Of The SEC And The Trading Market In Our Securities Is Limited, Which Makes Transactions In Our Stock Cumbersome And May Reduce The Value Of An Investment In Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

ITEM 2 - PROPERTIES

Our subsidiary Tactica subleases approximately 9,500 square feet of office space from a non-affiliated subtenant, located at 521 Fifth Avenue, 20th Floor, New York, New York 10175 at a rate of approximately $15,000 per month. The sublease for the New York office space commenced on February 1, 2005 and expires April 29, 2006. Tactica also contracts with third party logistics companies for fulfillment services and the use of warehouse space in Los Angeles, California, Reno, Nevada and Brampton, Ontario on standard terms. We does not lease or own any property other than through Tactica.

The Company considers its premises adequate for its purposes for the immediate future.

ITEM 3 - LEGAL PROCEEDINGS

In the ordinary course of business, we may be involved in legal proceedings from time to time. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

On October 21, 2004, Tactica, which accounts for all of our current operations, filed a voluntary petition for relief under chapter 11 of title 11 of the United States Bankruptcy Code. We are not seeking bankruptcy protection. Tactica remains in possession of its assets and the management of its property as a debtor in possession under Sections 1107 and 1108 of the Bankruptcy Code. On October 25, 2004, the Bankruptcy Court approved, on an interim basis, a Stipulation and Consent Order (the “Stipulation”) with Innotrac Corporation (“Innotrac”) (a copy of the Stipulation and the Order approving the Stipulation on an interim basis, are filed as an exhibit to the Form 8-K for October 21, 2004, filed by us). Following the interim approval of the Stipulation by the Bankruptcy Court on October 25, 2004, Innotrac began processing, packing and releasing Tactica's inventory for fulfillment of customer orders.

The Stipulation provided for a mechanism which was to have enabled Tactica to have its inventory shipped and sold to its customers. Pursuant to the Stipulation, Innotrac agreed to release its lien with respect to Tactica's inventory at the time such inventory is released for shipments to customers.  With respect to the first $1.6 million in customer orders, Tactica was to pay Innotrac 55% of the sales proceeds promptly upon receipt of customer payments and Tactica was to retain the remainder for its working capital.  With respect to subsequent customer orders, Tactica was to pay Innotrac 60% of the sales proceeds upon receipt of customer payments and retain the remainder. The proceeds paid to Innotrac reduced the agreed upon $2,753,281 of debt owed by Tactica to Innotrac, plus to the extent allowable under the Bankruptcy Code or other applicable law, pre-petition interest and post-petition interest, fees, cost, charges and expenses including attorney’s fees.

The Stipulation provided for Tactica to prepay Innotrac for fulfillment services, pay monthly storage charges to Innotrac, remit customer payments to Innotrac within a specified period, and make minimum monthly payments to reduce its debt owed Innotrac and repay the debt in full by August 31, 2005. Innotrac issued a Stipulation default notice on January 18, 2005 and ceased order processing activities. Tactica disputes the alleged defaults and the parties are seeking a resolution prior to a possible Court trial that would provide for a consensual liquidation of the inventory and distribution of the proceeds therefrom to Innotrac, Tactica’s unsecured creditors and a secured Tactica creditor. In the event that Innotrac prevails, Innotrac could receive Court approval to liquidate Tactica’s products and use the proceeds to reduce Tactica’s obligation to Innotrac.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 27, 2004, the holders of a majority of our issued and outstanding shares of common stock authorized an increase in the number of our authorized shares of common stock from 20,000,000 to 100,000,000 shares.

On November 18, 2004, holders of a majority of our issued and outstanding shares of common stock authorized an additional increase in the number of our authorized shares of common stock from 100,000,000 to 500,000,000 shares.

On March 22, 2005, the holders of a majority of our issued and outstanding shares of common stock authorized an additional increase in the number of our authorized shares of common stock from 500,000,000 to 1,000,000,000 shares.

On March 29, 2005, the holders of a majority of our issued and outstanding shares of common stock authorized the adoption of the Company’s 2005 Stock Incentive Plan and the authorization of the reservation for issuance of 2,500,000 shares of common stock thereunder.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Common Stock is traded on the OTC Bulletin Board, referred to herein as the OTCBB, under the symbol "IGAI.ob". The following table sets forth the high and low bid prices of our Common Stock, as reported by the OTCBB for each quarter since our stock began trading on the OTCBB. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

2005 Fiscal Year	High	Low
December 1, 2004 - February 28, 2005	$0.090	$0.035
September 1, 2004 - November 30, 2004	$0.500	$0.030
June 1, 2004 - August 31, 2004	$5.000	$0.050	*
March 1, 2004 - April 4, 2005	$0.035	$0.020

2004 Fiscal Year	High	Low
December 1, 2003 - February 29, 2004	$0.050	$0.050	*
September 1, 2003 - November 30, 2003	$0.050	$0.050	*
June 1, 2003 - August 31, 2003	$0.050	$0.050	*
April 15, 2003 - May 31, 2003	$0.050	$0.050	*

* On April 15, 2004 we had a market maker establish a bid price for our common stock on the OTC Bulletin Board; however, our common stock did not begin to trade until June 18, 2004.

As of June 17, 2005, there were approximately 311 holders of record of our common stock.

We have appointed Continental Stock Transfer & Trust Company, 17 Battery Place, New York, New York 10004, as transfer agent for our shares of Common Stock.

Dividend Policy

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on the Common Shares in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

Equity Compensation Plan Information

We had no equity compensation plans as of the fiscal year ended February 28, 2005. However, on March 29, 2005, the majority of our stockholders approved a stock incentive plan and authorized 2,500,000 shares of common stock for issuance of stock awards and stock options thereunder. We will adopt this stock incentive plan twenty days after a definitive information statement is mailed to our stockholders.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties about us, our current and planned products, our current and proposed marketing and sales, and our projected results of operations. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. We have sought to identify the most significant risks to our business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that we have identified all possible risks that might arise.

Investors should carefully consider all of such risks before making an investment decision with respect to our stock. The following discussion and analysis should be read in conjunction with our financial statements and notes thereto. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment from our management.

Information about us, including a description of our business, markets, properties, competition and historical financial information, is provided in summary form regarding our business and affairs. This information is not intended to be complete and should be read in conjunction with the financial statements and other documents appended hereto or described herein.

History

We were incorporated in the State of Delaware in May 1992 under the name Quasar Projects Company for the purpose of merging with or acquiring a company with operations and assets. From its inception through April 28, 1999, we generated nominal revenues and did not actively engage in business.

On April 28, 1999, we acquired Diva Entertainment, Inc., a Florida corporation, which was engaged in the business of operating and managing two wholly-owned talent management companies: Prima Eastwest Model Management, Inc., a California corporation, and Que Management, Inc., a New York corporation. At that time, we changed our name to Diva Entertainment, Inc. From April 28, 1999 through June 10, 2004, we were in the business of representing professional fashion models, commercial actors and theatrical actors.

On June 11, 2004, we entered into the Securities Purchase Agreement described above under the heading "Recent Developments," pursuant to which we acquired our wholly-owned subsidiary Tactica International, Inc. and sold our former subsidiary Diva Entertainment, Inc.

Since June 11, 2004, we have been in the business of the direct marketing and distribution of proprietary and branded personal care and home care products. We are no longer in the business of talent management.

General Background

We, through our wholly-owned operating subsidiary, Tactica International, Inc. ("Tactica"), are a direct marketer and distributor of proprietary and branded personal care and home care products. Primarily through direct response television advertising of Tactica’s infomercials, Tactica has successfully established a niche and growing position within the direct marketing industry, a market which the "Direct Marketing Association" expects to grow from $2 to $3 trillion dollars in annual sales within the next five years. Tactica also sells through major retail chains and mail order catalogs and on Tactica's website.

All of our operations occur in our Tactica subsidiary, which we acquired as of June 11, 2004. We do not currently have any operations at the parent level.

In March 2000, a majority interest in Tactica was purchased by Helen of Troy Limited or HoT, a developer and marketer of personal care products. The transaction gave Tactica access to capital to expand marketing and distribution. Tactica expanded its focus on distribution and more than doubled the number of retail outlets carrying Tactica's products to more than 45,000 worldwide. On April 29, 2004, Tactica's management purchased back the 55% interest in Tactica held by HoT. In exchange for HoT's 55% interest and approximately $17 million of secured Tactica debt and accrued interest payable, HoT received marketable securities, intellectual properties, including the Epil-Stop® brand, and the right to certain Tactica tax refunds. On June 11, 2004, Tactica acquired us pursuant to an acquisition by us of all of the outstanding securities of Tactica and the acquisition by Tactica's stockholders of the majority of our outstanding securities.

Comparison of Fiscal Years Ended February 28, 2005 To February 29, 2004

Results of Operations

Revenue

We, through our wholly-owned subsidiary Tactica, sell a variety of personal care and other products to retailers (the “retail segment”) and directly to consumers (the “direct response segment”). Tactica uses television and print media advertising extensively to promote sales in both segments. Tactica’s net sales for the fiscal year ended February 28, 2005 (“fiscal 2005”) were approximately $11,324,000, a decrease of $28,286,000, or 71.4%, compared to net sales of $39,610,000 for the fiscal year ended February 29, 2004 (“fiscal 2004”).

The decrease in revenue for the fiscal 2005 as compared to fiscal 2004 was primarily the result of the effects of Tactica’s filing for bankruptcy protection and our reduced spending on media advertising, order fulfillment services, and product purchases. Revenues for fiscal 2005 also declined due to reduced selling prices associated with our sales of excess inventory to specialty retailers.  As a result of our efforts to reduce the amount inventory we carried, sales of our excess inventory have increased relative to other sales.

In the ordinary course of its business, Innotrac provided warehousing, sale order processing and fulfillment services to Tactica provided that the balance owed for such services was within an acceptable range. At times during fiscal 2005, due to our low level of working capital, sales order processing was temporarily suspended. In addition, we invested less in acquiring new inventory which has delayed fulfillment of customer orders and caused order cancellations.

We incur chargeback claims, primarily product returns, from our retailer customers which reduce our revenues. For fiscal 2005 and 2004, Tactica's revenues were reduced by approximately $3,751,000 and $19,367,000, respectively, for chargeback claims.  We have incurred a high level of chargebacks for our products that we sold, especially Epil-Stop®, as a result of the reduction in our promotional efforts that stimulated retail sales of our products. In addition, the launch of Epil-Stop(R) Wipe-Aways, a new hair removal product, was not promoted extensively and did not produce as much revenues as anticipated, and is resulting in significant retail chargebacks. Under terms of an April 29, 2004 agreement, we transferred all rights to the Epil-Stop(R) brand to Helen of Troy and they granted us a three-year license to sell Epil-Stop(R) products to customers outside of North America, Central America, South America and the Caribbean. Our accrued chargeback reserve provides for estimated chargeback claims and it was significantly increased to account for chargebacks for Epil-Stop(R) products, now that we do not support the brand in the U.S., and other of our products.

Tactica was granted a three-year license to sell Epil-Stop(R) products to customers outside of North America, Central America, South America and the Caribbean. Although sales of Epil-Stop® in these markets during the license period have not been significant, we expect to seek a continuation of the agreement and settlement of a minimum royalty due on January 30, 2005 and the minimum royalties due thereafter.

We are currently focusing on generating future revenue by selling its products directly to consumers through their responses to our television advertising of select Singer® products. We are advertising our products that have indicated encouraging levels consumer acceptance. Continued sales of Tactica’s line of Singer® floor care products depends in part upon a third party license agreement for use of the Singer brand name. Tactica’s exclusive license for Singer® branded floor care products includes targets for royalty payments and promotional spending through December 31, 2004. Tactica is seeking additional time to achieve the targets of $1,000,000 in royalties paid and $200,000 in product promotion spent on each Singer® product. As a result of the shortfall in achieving the targets, the licensor has the option to continue, modify or terminate the license. Future sales of Singer® floor care products are dependent in part on our ability to continue the license under acceptable terms. We have the right to continuing marketing our line of floor care products without use of the Singer trademark.

Gross Profit (Loss)

Our gross loss was ($234,146) or (2.1%) for fiscal 2005 versus our gross profit of $19,234,203 for fiscal 2004. The $19,468,349 decrease in gross profit for fiscal 2005 is primarily the result of the decrease in revenue discussed above and a $2,305,252 charge taken in cost of sales to writedown inventory held by Innotrac. Tactica disputes the alleged defaults and the parties are seeking a resolution that would permit Innotrac to liquidate Tactica’s products and use the proceeds to clear Tactica’s obligations to Innotrac and reduce Tactica’s obligations to other creditors. Management evaluated the recoverability of the inventory and concluded from the results of this evaluation that a significant impairment charge was required for inventory held by Innotrac because the inventory’s estimated market value less Innotrac’s handling charges and other disposal cost were less than its cost. Accordingly, we recorded a charge of $2,305,252 during fiscal 2005 for impairment of previously acquired inventory. Our gross profit percentages for fiscal 2005, as compared to fiscal 2004 decreased, in part, due to increased sales of excess inventory to specialty retailers at reduced prices, including sales of products at below our cost.

Operating expenses

Operating expenses for fiscal 2005 were $14,208,962, a decrease of $18,518,255 from $32,727,217, or 56.6% as compared to fiscal 2004. We spent approximately $10,990,000 or 94.7% less on media advertising in fiscal 2005 as compared fiscal 2004. We use television infomercials and print advertisements to sell our products directly to consumers and to increase awareness of the products we sell to retailers. Media advertising requires Tactica to make upfront investments of its working capital, which we have moderated in recognition of our level of working capital.

Our promotional efforts for Epil-Stop products were significantly lower in fiscal 2005 as compared to fiscal 2004 due, in part, to the April 29, 2004 transfer of its Epil-Stop brand to Helen of Troy. We also reduced personnel, warehouse operations costs and other general and administrative expense in connection with the lower level of sales activity. During fiscal 2005, we recorded a one-time expense of $3,275,000 for financial advisory fees that were incurred in connection with the June 2004 reverse merger transaction. The fees consisted of 1,250,000 shares of our Common Stock issued and paid to its financial advisor upon the closing of the June 11, 2004 reverse merger transaction We recorded a $630,000 one-time charge for estimated settlements of two Tactica pre-petition matters that we anticipate settling in the bankruptcy proceedings.

For fiscal 2005, we recognized a $21,948 charge to other selling, general and administrative expense for the issuances of 6,693,340 shares of our Common Stock in the conversion of all outstanding Diva Series A, B and C Convertible Preferred Shares, 5,593,593 shares of our Common Stock in exchange for remaining outstanding shares of Diva Common Stock and an aggregate of 9,400,000 shares of our Common Stock and 261,000 Series E Convertible Preferred Stock.

Interest expense and Other income / expense

We incurred net interest expense of $176,425 and $589,644 in fiscal 2005 and fiscal 2004, respectively. The decreases are due to the elimination on April 29, 2004 of Tactica's line of credit with Helen of Troy and resulting interest expense charges.

Reorganization items:

In fiscal 2005, Tactica incurred $1,558,103 of expense in connection with its business restructuring and reorganization under chapter 11 including professional fees of $686,683 and a $871,420 one-time charge for the estimated remaining lease obligations under the Sublease Agreement for our New York offices ($813,094) and for telephone equipment ($58,326). We rejected the lease agreements under the Bankruptcy Code and moved into less costly New York offices in March 2005. The lease obligations are pre-petition liabilities.

Net Loss

Our net loss for fiscal 2005 was $16,197,364 in contrast to a $9,014,554 net loss for fiscal 2004. Our losses are attributable to decreased revenues and gross profits that were not fully offset by the decreases in operating expenses and certain significant chargers. The $16,197,364 net loss for fiscal 2005 includes: an inventory writedown charge of approximately $2,305,000; approximately $3,751,000 in charges to increase the allowance for doubtful accounts receivable primarily for retail customer chargebacks; a $3,275,000 one-time financial advisory fee in connection with the June 2004 reverse merger that was paid in our Common Stock; approximately $609,000 in professional fees incurred primarily in connection with the HoT transaction, the reverse merger, fundraising efforts, public company matters, and $1,558,103 in reorganization expenses in connection with Tactica’s bankruptcy filing; and a $630,000 charge for anticipated settlements of two pending pre-petition legal matters.

Our net loss per common share (basic and diluted) was ($0.90) and $(0.50) for fiscal 2005 and fiscal 2004, respectively.

The weighted average number of outstanding shares was 18,002,933 for the fiscal 2005 and fiscal 2004.

Liquidity and Capital Resources

Overview

As of February 28, 2005, we had a $14.4 million working capital deficit and negative net worth of $14.3 million. Excluding pre-petition liabilities, net working capital was approximately $1.2 million as of February 28, 2005. As of February 29, 2004, Tactica had a working capital deficit in excess of $12.6 million and negative net worth of approximately $11.2 million. On April 29, 2004, Tactica and HoT entered into an agreement under which Tactica was released from $16,891,838 in secured debt payable to HoT in exchange for certain Tactica corporate income tax refunds of $2,901,115, marketable securities of $3,030,000 and certain Tactica intangible assets, including all rights to the Epil-Stop(R) brand that had no book value. In connection with the transaction, Tactica increased its accrued chargeback reserve by $1,000,000 for Epil-Stop claims and eliminated a $2,025,473 deferred tax asset used to offset the gain from the transaction. The $7,935,250 net result was added to additional paid-in-capital. The $3,030,000 marketable securities given to HoT were obtained by Tactica from its minority stockholders as full satisfaction for $3,500,000 in loans receivable from the minority stockholders together with accrued interest of $1,266,663, which was extinguished prior to its maturity date of March 14, 2005. The $1,736,663 net result was deducted from additional paid-in-capital. Tactica loaned its three minority stockholders a total of $3,500,000 on March 14, 2000 in connection with a $3,500,000 loan by HoT to Tactica. The loan receivable accrued interest at 8.75% per annum.

For the year ended February 28, 2005 we generated a net cash flow deficit from operating activities of $ 1,078,279 consisting ting primarily of year to date losses of $ 16,197,364, adjusted for non cash expenses of $ 3,275,000 of equity issued for services and a $ 7,519,202 decrease in inventory.

Cash used in investing activities totaled $ 14,842, which was utilized for the acquisition of property and equipment. Cash provided by financing activities totaled $ 910,037consisting of $ 300,000 in proceeds from loans, net of repayments, and $ 96,225 advanced by a significant shareholder of the Company, net of repayments, respectively.

We expect capital expenditures to be nominal for fiscal 2005. These anticipated expenditures are for continued investments in property and equipment used in our business.

Acquisition of Tactica

The June 11, 2004 reverse merger between us and Tactica gave us access to public markets for financing and enabled Tactica to convert approximately $3.6 million of accounts payable into Series E Convertible Preferred Stock. Despite the transaction with Helen of Troy and reverse merger, we were not yet able to raise sufficient additional working capital. As a result of the foregoing factors, Tactica did not have an available source of working capital to satisfy a demand by Innotrac that Tactica immediately pay all amounts allegedly due to Innotrac and continue its normal operation of business. Tactica and Innotrac agreed upon the terms of a Stipulation which contemplated the filing of a bankruptcy petition that was subsequently made and approved on an interim basis by the Bankruptcy Court.

The Stipulation allowed Tactica to resume fulfillment of customer orders for products held in inventory at the Innotrac warehouse (“Innotrac Inventory”). Sales of the Innotrac Inventory have been primarily made at reduced prices to closeout retailers and catalog merchants. Tactica was required under the Stipulation to prepay Innotrac for fulfillment services and remit 55% of the proceeds from sales of the Innotrac Inventory. Tactica was required to make a minimum of $120,000 in monthly payments to Innotrac to reduce the debt owed to Innotrac, which balance is currently approximately $2,781,000.

Innotrac issued a Stipulation default notice on January 18, 2005 and ceased order processing services. Tactica disputes the alleged defaults and the parties are seeking a resolution prior to a possible court trial. Management evaluated the recoverability of the inventory and concluded from the results of this evaluation that a significant impairment charge was required for inventory held by Innotrac because the inventory’s estimated market value less Innotrac’s handling charges and other disposal costs was less than its cost.  Accordingly, we recorded a charge of $2,305,252 during fiscal 2005 for impairment of previously acquired inventory.

The Stipulation default has caused Tactica to lose the use of the Innotrac Inventory.  Management has shifted its focus away from selling the Innotrac Inventory, which has low gross margins and insufficient contribution to current liquidity, and to increasing our direct response sales efforts.  We have been selling newly manufactured products directly to consumers through responses to our television advertising.  We expect to continue fulfilling direct response orders through other fulfillment companies. In addition, we expect to continue selling newly-manufactured products that we direct ship from third party manufacturers to mail order catalog companies, international customers, retail chains and specialty retailers.

On December 8, 2004, Tactica entered into a Credit Agreement with Tactica Funding 1, LLC (“Tactica Funding”), under which Tactica Funding agreed to provide Tactica with a secured loan of up to an aggregate principal amount of $300,000 (the “Loan”), to provide funds for Tactica’s continued ordinary course operations and working capital needs, as evidenced by a promissory note. The Loan bears interest at a rate of 9% per annum and is payable monthly. Notwithstanding the foregoing, the Loan bears a default rate of interest of 12% per annum. The entire principal was due and payable on February 28, 2005. As Security for the Loan, Tactica granted to Tactica Funding a first priority security interest in substantially all of the assets of Tactica, except as to permitted liens for which the Tactica Funding security interest is junior and subordinate, including Innotrac, certain carve out expenses that Tactica incurs for professional fees and other bankruptcy case matters. Pursuant to the Credit Agreement, Tactica’s default of the Stipulation is an event of default on the Loan. Tactica and Tactica Funding are discussing the default and potential for a forbearance agreement.

Tactica is seeking to emerge from bankruptcy by generating profits from sales of its products to consumers through response to our television advertising of select Singer® and IGIÁ® products that have demonstrated encouraging levels of consumer acceptance. Tactica plans to use proceeds from these direct response sales to increase purchases of the goods from manufacturers, buy additional television airtime to run our advertisements, pay for fulfillment services and fund its plan of reorganization and exit from bankrupcy. We reduced operating costs by moving to less costly office space, by decreasing staff levels, and by restructuring sales compensation plans. In addition, our sales to retail customers are reduced by our limited working capital and their adverse response to our bankruptcy, which has enabled us to reduce operations that were not generating liquidity.

Continued sales of Tactica’s line of Singer® floor care products depends in part upon a third party license agreement for use of the Singer brand name. Tactica’s exclusive license for Singer® branded floor care products includes targets for royalty payments and promotional spending through December 31, 2004. Tactica is seeking additional time to achieve the targets of $1,000,000 in royalties paid and $200,000 in product promotion spend on each Singer® product. As a result of the shortfall in achieving the targets, the licensor has the option to continue, modify or revoke the license. Future sales of Singer® floor care products are dependent in part on our ability to continue the license under acceptable terms. In the event that the Singer® license is not retained, we would expect that it would not have a material impact on the Company’s future results of operations and cash flows from operations

Tactica’s ability to emerge from bankruptcy is dependent on several factors, including but not limited to, its ability to: generate liquidity from operations; satisfy its ongoing operating costs on a timely basis; develop an acceptable exit plan; receive requisite approval from Tactica’s pre-petition creditors and the Bankruptcy Court of a settlement of the bankruptcy case; and to pay all administrative costs incurred in bankruptcy prior to emergence.

If we are unable to service financial obligations as they become due, we will be required to adopt alternative strategies, which may include, but are not limited to, actions such as further reducing management and employee headcount and compensation, attempting to further restructure financial obligations and/or seeking a strategic merger, acquisition or a sale of assets. There can be no assurance that any of these strategies could be affected on satisfactory terms.

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

Financings

To obtain funding for the purpose of providing a loan to Tactica International, Inc., our wholly-owned subsidiary, in the form of debtor in possession financing and/or exit financing in the context of Tactica’s chapter 11 case subject to Bankruptcy Court approval, we entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC on March 23, 2005 for the sale of (i) $3,000,000 in callable secured convertible notes and (ii) warrants to buy 6,000,000 shares of our common stock. This prospectus relates to the resale of the common stock underlying these secured convertible notes and warrants. Provided that the terms and conditions of the Securities Purchase Agreement are satisfied, the investors are obligated to provide us with an aggregate of $3,000,000 as follows:

•	$1,000,000 was disbursed on March 24, 2005;

•	$1,000,000 was disbursed on April 20, 2005; and

•	$1,000,000 will be disbursed within five days of the registration statement that we filed on April 14, 2005 being declared effective.

Accordingly, we have received a total of approximately $1,700,000 in net proceeds after deducting approximately $300,000 of expenses and prepaid interest pursuant to the Securities Purchase Agreement. The funds from the sale of the callable secured convertible notes will be used for business development purposes, business acquisitions, working capital needs, pre-payment of interest, payment of consulting, accounting and legal fees and borrowing repayment in accordance with the April 20, 2005 Credit Agreement between IGIA, Inc. and Tactica.

The callable secured convertible notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.04 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the callable secured convertible notes is due upon default under the terms of secured convertible notes. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.03 per share. In addition, the conversion price of the secured convertible notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the callable secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder’s position. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

Since the conversion price will be less than the market price of the common stock at the time the secured convertible notes are issued, we anticipate recognizing a charge relating to the beneficial conversion feature of the callable secured convertible notes during the quarter in which they are issued, including the first fiscal quarter ended May 31, 2005 when $2,000,000 of secured convertible notes were issued. In addition, in connection with services provided to the Company in arranging and concluding the funding, the Company has committed to issuing 3,000,000 shares of its common stock to a third party upon the effectiveness of the registration statement.

We will still need additional investments in order to continue operations to cash flow break even. Additional investments, including $1,000,000 to be received under the Securities Purchase Agreement should our registration statement that we filed on April 14, 2005, be declared effective, are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again.

The independent auditor's report on the Company's February 28, 2005 financial statements included in this Annual Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

The effect of inflation on our revenue and operating results was not significant. Our operations are located in North America and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

Off Balance Sheet Arrangements

The Company does not maintain off-balalnce sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.
CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Financial Reporting Release No. 60, recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The notes to the consolidated financial statements include a summary of significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. In addition, Financial Reporting Release No. 61 was recently released by the SEC requires all companies to include a discussion which addresses, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The following is a brief discussion of the more significant accounting policies and methods used by us.

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

On an on-going basis, we evaluate our estimates. The most significant estimates relate to our recognition of revenue, the allowance for doubtful accounts receivable and inventory valuation reserves.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

In accordance with generally accepted accounting principles (“GAAP”) in the United States, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured. Noted below are brief descriptions of the product or service revenues that the Company recognizes in the financial statements contained herein.
We recognize revenue when we ship our product to customers. Customers at times request credits for returned product or in connection with incentives such as cooperative advertising agreements. We reduce sales or increase selling, general, and administrative expenses, depending on the nature of the credits, for estimated future credits to customers. Management bases such estimates either on historical information about credits issued, relative to total sales, or on specific knowledge of incentives offered to retailers.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when we assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. We initially record a provision for doubtful accounts based on our historical experience, and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, we consider: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable; (iv) our historical provision for doubtful accounts; (v) the credit worthiness of the customer; and (vi) the economic conditions of the customer’s industry as well as general economic conditions, among other factors.
Inventories

Inventories consist almost entirely of finished goods. We account for inventory using a first-in-first-out system in which we record inventory on our balance sheets at the lower of our cost or net realizable value. A product’s cost is comprised of the amount that we pay our manufacturer for product, tariffs and duties associated with transporting product across national borders and freight costs associated with transporting the product from our manufacturers to our warehouse locations. When circumstances dictate that we use net realizable value in lieu of cost, we base our estimates on expected future selling prices less expected disposal costs. The Cost of goods sold line item on the Statements of Operations is comprised of the book value (lower of cost or net realizable value) of inventory sold to customers during the reporting period.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2003.

We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

The Company has incurred significant costs in connection with the issuance of equity- based compensation, which is comprised primarily of our common stock and warrants to acquire our common stock, to non-employees. The Company anticipates continuing to incur such costs in order to conserve its limited financial resources. The determination of the volatility, expected term and other assumptions used to determine the fair value of equity based compensation issued to non-employees under SFAS 123 involves subjective judgment and the consideration of a variety of factors, including our historical stock price, option exercise activity to date and the review of assumptions used by comparable enterprises.

We account for equity based compensation, issued to non-employees in exchange for goods or services , in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
IGIA, Inc.:

We have audited the accompanying consolidated balance sheet of IGIA, Inc. and  its wholly-owned subsidiary (the "Company") as of February 28, 2005, and the related consolidated statements of operations, deficiency in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of February 28, 2005, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Russell Bedford Stefanou Mirchandani LLP

New York, New York
June 15, 2005

IGIA, INC.
(Formerly Tactica International, Inc.)
CONSOLIDATED BALANCE SHEET

ASSETS	February 28, 2005
CURRENT ASSETS:
Cash	$2,160
Accounts receivable, net of allowance for doubtful accounts	93,633
Inventories	3,070,652
Prepaid expenses	136,592
Total current assets	3,303,037
Property and equipment, net of accumulated depreciation	137,426
Other asset	35,054
Total Assets	$3,475,517
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Pre-petition liabilities	$15,643,072
Accounts payable	1,255,476
Accrued expenses	526,595
Note payable	305,579
Total current liabilities	17,730,722
DEFICIENCY IN STOCKHOLDERS’ EQUITY:
Preferred stock, Series E, par value $0.001 per share; 1,000,000 shares authorized; 261,574 shares, issued and outstanding	262
Common stock, par value $ 0.001 per share; 100,000,000 shares authorized, 18,002,933 shares issued and outstanding	18,003
Additional paid -in- capital	13,942,910
Accumulated deficit	(28,216,380)
Total Deficiency in Stockholders’ Equity	(14,255,205)
Total Liabilities and Deficiency in Stockholders’ Equity	$3,475,517

See accompanying footnotes to the consolidated financial statements

IGIA, INC.
(Formerly Tactica International, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended February 28, 2005
REVENUES:
Net sales	$11,324,450
Cost of sales	11,558,596
Gross loss	(234,146)
OPERATING EXPENSES:
Media advertising	613,867
Financial advisory fee	3,275,000
Other selling, general and administrative	10,320,095
Total operating expenses	14,208,962
LOSS FROM OPERATIONS	(14,443,108)

OTHER INCOME EXPENSE:
Interest expense, net	(176,425)
Other	(19,728)
(196,153)
LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(14,639,261)

REORGANIZATION ITEMS:
Provision for rejected executory contracts	(871,420)
Professional fees	(686,683)
(1,558,103)
LOSS BEFORE INCOME TAXES	(16,197,364)

Income taxes	—
NET LOSS	$(16,197,364)
Net loss per common share (basic and diluted)	$(0.90)
Weighted average common shares outstanding	18,002,933

See accompanying footnotes to the consolidated financial statements

IGIA, INC.
(Formerly Tactica International, Inc.)
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS’ EQUITY

							Total
					Additional		Deficiency in
	Series E				Paid-In	Accumulated	Stockholders’
	Preferred Stock		Common Stock		Capital	Deficit	Equity
Balance at March 1, 2004	—	—	1,000	$77,000	$756,480	$(12,019,016)	$(11,185,536)
Exchange of net assets and liabilities, with previous majority shareholder of Tactica, for 100% of previous owners’ equity interest					6,198,587		6,198,587
Cancellation of Tactica International, Inc. shares			(1,000)	(77,000)	77,000		—
Issuance of shares in connection with merger with Diva Entertainment, Inc.			9,400,000	9,400			9,400
Receipt and subsequent cancellation of shares received in exchange for distribution of wholly-owned subsidiary to shareholder			(3,725,000)	(3,725)	3,725		—
Cancellation of shares previously issued in connection with merger with Diva Entertainment, Inc.			(1,209,000)	(1,209)	1,209		—
Issuance of shares in exchange for previously issued and outstanding shares held by Diva Entertainment, Inc. preferred shareholders			6,693,340	6,693			6,693
Issuance of shares in exchange for previous issued and outstanding shares held by Diva Entertainment, Inc. common shareholders			5,593,593	5,594			5,594
Issuance of preferred shares in connection with merger with Diva Entertainment, Inc.	261,000	261					261
Issuance of shares in exchange for services rendered			1,250,000	1,250	3,273,750		3,275,000
Issuance of shares in exchange for services rendered			1,750,000	1,750	4,583,250		4,585,000
Cancellation of previously issued shares in connection with services rendered			(1,750,000)	(1,750)	(4,583,250)		(4,585,000)
Issuance of preferred shares in exchange for previously incurred debt	574	1			3,632,159		3,632,160
Net Loss	—	—	—	—	—	(16,197,364)	(16,197,364)
Balance at February 28, 2005	261,574	$262	18,002,933	$18,003	$13,942,910	$(28,216,380)	$(14,255,205)

See accompanying footnotes to the consolidated financial statements

IGIA, INC.
(Formerly Tactica International, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended February 28, 2005
Cash flows from operating activities:
Net loss	$(16,197,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76,520
Issuance of common stock for services	3,275,000
Common stock issued in reverse merger	21,948
Interest income debited to notes receivable	(51,042)
Interest expense credited to notes payable	74,855
Changes in operating assets and liabilities:
Accounts receivable	860,846
Inventory	7,519,202
Tax refund receivable	107,058
Other current assets	988,188
Deposits and other assets	(7,114)
Accounts payable	1,241,145
Other current liabilities	526,595
Pre-petition liabilities	485,884
Net cash used in operating activities	(1,078,279)
Cash flows from investing activities
Purchases of property and equipment	(14,842)
Net cash used in investing activities	(14,842)
Cash flows from financing activities
Proceeds from line of credit	510,037
Proceeds from note payable	300,000
Pre-petition liabilities	100,000
Net cash provided by financing activities	910,037
Net decrease in cash	(183,084)
Cash at beginning of year	185,244
Cash at end of year	$2,160
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$10,000
Cash paid during the year for taxes	$—

See accompanying footnotes to the consolidated financial statements

IGIA, INC.
(Formerly Tactica International, Inc.)
Notes to Consolidated Financial Statements
February 28, 2005

(1)	Summary of Significant Accounting Policies

(a)	General

IGIA, Inc., formerly Tactica International, Inc. (the "Company", "Registrant" or "IGIA"), is incorporated under the laws of the State of Delaware. The Company, through its wholly-owned subsidiary, Tactica International, Inc. ("Tactica") designs, develops, imports, and distributes personal care and household products to major retailers and through direct marketing. We purchase our products from unaffiliated manufacturers most of which are located in the People's Republic of China and the United States. The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiary, Tactica. All significant inter-company transactions and balances have been eliminated in consolidation.

(b)	Chapter 11 Reorganization and Going Concern

On October 21, 2004, Tactica, which accounts for all of the current operations of the Company, filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in Bankruptcy Court for the Southern District of New York (the “Court”). IGIA is not seeking bankruptcy protection. Tactica remains in possession of its assets and the management of its property as a debtor in possession under Sections 1107 and 1108 of the Bankruptcy Code. On October 25, 2004, the Court approved, on an interim basis, a Stipulation and Consent Order (the “Stipulation”) with Innotrac Corporation (“Innotrac”) (a copy of the Stipulation and the Order approving the Stipulation on an interim basis, are filed as an exhibit to the Form 8-K for October 21, 2004, filed by IGIA). Following the interim approval of the Stipulation by the Court on October 25, 2004, Innotrac began processing, packing and releasing Tactica's inventory for fulfillment of customer orders.

In the ordinary course of Tactica’s business, Innotrac warehoused Tactica’s products, processed orders and inventory and shipped these products to Tactica’s customers.  Innotrac informed Tactica that Innotrac would not permit Tactica to remove its inventory stored with Innotrac unless Tactica paid Innotrac all amounts allegedly due. Despite numerous attempts to obtain financing prior to its filing for bankruptcy protection, Tactica was unable to do so. As a result of the foregoing factors, Tactica did not have a sufficient available source of working capital to continue its normal operation of business. Although Tactica and Innotrac attempted to reach an out of court agreement to resolve the terms of payment to Innotrac, the terms could not be agreed upon. The parties agreed upon the terms of the Stipulation, which contemplated the filing of a bankruptcy petition and Court approval.

The Stipulation provided for a mechanism which was to have enabled Tactica to have its inventory shipped and sold to its customers. Pursuant to the Stipulation, Innotrac agreed to release its lien with respect to Tactica's inventory at the time such inventory was released for shipments to customers.  With respect to the first $1.6 million in customer orders, Tactica was to pay Innotrac 55% of the sales proceeds promptly upon receipt of customer payments and Tactica was to retain the remainder for its working capital.  With respect to subsequent customer orders, Tactica was to pay Innotrac 60% of the sales proceeds upon receipt of customer payments and retain the remainder. The proceeds paid to Innotrac reduced the agreed upon $2,753,281 of debt owed by Tactica to Innotrac, plus to the extent allowable under the Bankruptcy Code or other applicable law, pre-petition interest and post-petition interest, fees, cost, charges and expenses including attorney’s fees.

The Stipulation provided for Tactica to prepay Innotrac for fulfillment services, pay monthly storage charges to Innotrac, remit customer payments to Innotrac within a specified period, and make minimum monthly payments to reduce its debt owed Innotrac and repay the debt in full by August 31, 2005. Innotrac issued a Stipulation default notice on January 18, 2005 and ceased order processing activities. Tactica disputes the alleged defaults and the parties are seeking a resolution prior to a Court trial that would provide for a consensual liquidation of the inventory and distribution of the proceeds therefrom to Innotrac, Tactica’s unsecured creditors and a secured Tactica creditor. In the event that Innotrac prevails, Innotrac could receive Court approval to liquidate Tactica’s products and use the proceeds to reduce Tactica’s obligation to Innotrac.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The bankruptcy petition, losses, negative working capital and net worth of Tactica raise substantial doubt about Tactica’s ability to continue as a going concern. Tactica’s ability to obtain additional financing depends on the availability of its borrowing capacity, the success of its growth strategy, its future performance and its ability to successfully emerge from bankruptcy, each of which is subject to general economic, financial, competitive, legislative, regulatory, and other factors beyond the Company’s control. The inability to obtain financing when required would have a material adverse effect on the Company and the implementation of its business plan. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

IGIA, INC.
(Formerly Tactica International, Inc.)
Notes to Consolidated Financial Statements
February 28, 2005

(c)	Revenue Recognition

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

(d)	Consideration Paid to Customers

We offer our customers certain incentives in the form of cooperative advertising arrangements, product markdown allowances, trade discounts, cash discounts, and slotting fees. We account for these incentives in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer, (EITF 01-9). Markdown allowances, trade discounts, cooperative advertising program participation and cash discounts are all recorded as reductions of Net sales. Customer incentives included in Other approximated $652,000 for fiscal year 2005.

(e)	Shipping and Handling Revenues and Expenses

We report revenue from shipping and handling charges on the Net sales line of our Statements of Operations, in accordance with paragraph 5 of Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs. We only include charges for shipping and handling in Net sales for sales made to direct response customers and retail customers ordering relatively small dollar amounts of product. Our shipping and handling expenses far exceed our shipping and handling revenues. Shipping and handling expenses are included in our Statements of Operations on the Other operating expenses line. Our expenses for shipping and handling approximated $1,627,000 during fiscal year 2005.

(f)	Advertising Expense

Advertising expense is comprised of media, agency, and production expenses. In accordance with Statement of Position 93-7, Reporting on Advertising Costs, direct response advertising expenses are charged to expense in the period in which the related revenues are recognized. Certain production costs to produce direct response advertising are capitalized and amortized over the expected life of the advertisement. Amortization expense relating to the production costs for the fiscal year 2005 approximated $428,000.

(g)	Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

(h)	Valuation of Accounts Receivable

Our allowance for doubtful accounts reflects our best estimate of probable losses, determined principally on the basis of historical experience and specific allowances for known troubled accounts.

(i)	Inventories and Cost of Goods Sold

Inventories consist primarily of finished products held in public warehouses that are stated at the lower of cost or market, determined on a FIFO (first-in, first-out) basis. A product’s cost is comprised of the amount that we pay our manufacturer for product, tariffs and duties associated with transporting product across national borders and freight costs associated with transporting the product from our manufacturers to our warehouse locations. Innotrac holds Tactica’s products at its Reno, Nevada facility under terms of the Stipulation and maintains a first priority secured interest in the inventory. Innotrac issued a Stipulation default notice on January 18, 2005 and ceased order processing services. Tactica disputes the alleged defaults and the parties are seeking a resolution prior to Court trial. Management evaluated the recoverability of the inventory and concluded from the results of this evaluation that a significant impairment charge was required for inventory held by Innotrac because the inventory’s estimated market value less Innotrac’s handling charges and other disposal costs was less than its cost.  Accordingly, the Company recorded a charge of $2,305,252 for impairment of previously acquired inventory.

The Cost of Goods Sold line item on the Statements of Operations is comprised of the book value (lower of cost or net realizable value) of inventory sold to customers during the reporting period.

IGIA, INC.
(Formerly Tactica International, Inc.)
Notes to Consolidated Financial Statements
February 28, 2005

(j)	Property and Equipment

Property and equipment is capitalized at cost and depreciated using the straight-line method over the estimated useful lives of the various assets. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of property and equipment sold or otherwise retired and the related accumulated depreciation is removed from the accounts, with any resulting gain or loss included in results from operations.
(k)	Income Taxes

The Company has adopted Financial Accounting Standard No. 109 (SFAS 109) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

(l)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(m)	Reclassification

Certain reclassifications have been made to conform the prior period’s data to the current presentation. These reclassifications had no effect on reported losses.

(n)	Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

(o)	Net Loss Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2005, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

(p)	Liquidity

As shown in the accompanying financial statements, the Company has incurred a net loss of $16,197,364 during the year ended February 28, 2005. The Company's current liabilities exceeded its current assets by $14,427,685 as of February 28, 2005. The Company's liabilities exceeded its current assets by $14,427,685 as of February 28, 2005.

(q)	Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and accounts receivable. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $2,667,113 at February 28, 2005.

(r)	Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended February 28, 2005.

(s)	Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 during the year ended February 28, 2005 and has no items of comprehensive income to report.

(t)	Segment Information

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

(u)	Research and Development

The Company accounts for research and development costs in accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs” (SFAS 2). Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and product development costs of $0 for the year ended February 28, 2005.

IGIA, INC.
(Formerly Tactica International, Inc.)
Notes to Consolidated Financial Statements
February 28, 2005

(v)	New Accounting Guidance

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, INVENTORY COSTS-- AN AMENDMENT OF ARB NO. 43, CHAPTER 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" (SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), "SHARE-BASED PAYMENT" (SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, " EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS" (SFAS 153). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ( SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate a material effect upon the adoption of this statement.

(2)	Acquisition and Capital Restructure

Corporate Restructure of Tactica

Through April 29, 2004, Tactica was a majority owned subsidiary of Helen of Troy Limited (“HoT”). On April 29, 2004, the Company and its stockholders entered into a series of transactions that consolidated ownership of Tactica, whereby the minority stockholders, who collectively owned a 45% interest in the Company, contributed $3,030,000 in marketable securities to Tactica. The majority stockholder, HoT, sold its 55% ownership interest in Tactica to the minority stockholders and accepted the marketable securities and rights to certain Tactica tax refunds and intellectual properties in full satisfaction of $17,261,000 owed by Tactica under the secured line of credit and loan payable. In connection with these transactions, the Company’s loans to the minority stockholders were eliminated.

The assets transferred and liabilities assumed were valued at their historical costs, which did differ materially from their fair values.

The Company accounted for the transaction in accordance with APB No. 29, Accounting for Non Monetary Transactions, and as a result, the Company realized a net forgiveness of indebtedness of $6,198,587 as an adjustment to additional paid in capital. No gain or loss was recognized in connection with the transaction. On June 11, 2004, the Company entered into a Securities Purchase Agreement and Plan of Reorganization ("Merger") with Diva Entertainment, Inc. ("Diva") an inactive publicly registered shell corporation with no significant assets or operations. In accordance with SFAS No. 141, the Company was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the Company's capital structure.

IGIA, INC.
(Formerly Tactica International, Inc.)
Notes to Consolidated Financial Statements
February 28, 2005

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

Effective with the Merger, all previously outstanding 1,000 shares of common stock were exchanged for an aggregate of 9,400,000 shares of the Diva's Common Stock and 261,000 shares of Series E Convertible Preferred Stock. The value of the stock that was issued was the historical cost of the Diva's net tangible assets, which did not differ materially from their fair value.

Effective with the Merger, Diva agreed and cancelled 1,209,000 shares of its Common Stocks.

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

The Company and certain Tactica vendors agreed to convert $3,632,159 of accounts payable into IGIA Series E Convertible Preferred Stock. IGIA issued 574 new Series E shares and caused certain additional Series E shares to be given by Company management stockholders to the vendors.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of the Company prior to the merger with Diva.

(3)	Accounts Receivable

Accounts receivable was comprised of the following at February 28, 2005:

Accounts receivable	$2,760,746
Less allowance for doubtful accounts	(2,667,113)
Accounts receivable, net	$93,633

In addition, IGIA, Inc. has an accounts receivable of $6,905,344 that is due from Tactica as of February 28, 2005, which resulted from IGIA’s issuance of shares of Common Stock in satisfaction of Tactica’s financial advisory fee (see Note 2) and issuance of Series E shares to Tactica’s vendors (see Note 2). The receivable has been eliminated in the consolidated financial statements.

(4)	Inventories

Inventories are stated at the lower of cost or market determined by the first-in first-out method. Components of inventories as of February 28, 2005, are as follows:

Finished goods	$8,233,445
Write down	(5,162,793)
Total	$3,070,652

(5)	Property and Equipment

A summary of property and equipment at February 28, 2005 is as follows:

IGIA, INC.
(Formerly Tactica International, Inc.)
Notes to Consolidated Financial Statements
February 28, 2005

	Useful lives (years)
Furniture and fixtures	7	$50,318
Computer equipment	5	268,300
Office equipment	5	88,325
Computer software	3	61,110
Vehicles	5	21,264
		489,317
Less accumulated depreciation		(351,891)
		$137,426

Depreciation and amortization expense for the fiscal 2005 was approximately $77,000.

(6)	Pre-Petition Liabilities

Under the Bankruptcy Code, Tactica’s liabilities as of the October 21, 2004 filing date are deemed pre-petition liabilities that are subject to a Court supervised and approved resolution. The Company carries pre-petition liabilities on the balance sheet until such time as they are liquidated through the Stipulation and other bankruptcy proceedings. Tactica’s pre-petition liabilities are subject to comprise and consist of the following:

Accounts payable	$9,491,195
Accrued expenses	5,087,378
Prepayments received from customers	481,411
Advances under factoring facility	475,188
Note payable	107,900
$15,643,072

Pre-petition accounts payable include Tactica’s obligation to Innotrac and the remaining $250,000 owed to the U.S. Federal Trade Commission for an April 2004 judgment that is secured by certain customer accounts receivable.

Pre-petition accrued expenses include an $813,094 liability for remaining rent due under a Sublease Agreement. The Company rejected the Sublease Agreement under the Bankruptcy Code and moved into another New York office in February 2005. Also included in pre-petition accrued expenses are chargeback claims made by a single retail customer that exceed Tactica’s total accounts receivable from that customer by approximately $3 million, of which approximately $2 million in claims were transferred by the retail customer to HoT, the former 55% shareholder of Tactica. In accordance with the April 29, 2004 agreement with HoT, as further described herein, Tactica granted HoT, a security interest in its accounts receivable from the customer and Tactica is to remit any payments received from the customer to HoT. No payments have been received to date and none are expected in the foreseeable future.

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

On August 27, 2004, the Company received net proceeds from issuance of a $100,000 convertible note payable bearing interest at 10% per annum (the “Bridge Note”) and warrants to purchase 100,000 shares of Common Stock at $1.00 per share over a five-year period. The Bridge Note matures, upon the earlier of an equity capital raise of at least $3,000,000, an acquisition of a controlling interest in the Company by a third party or a sale of substantially all of the Company’s assets.

Prior to maturity, the Bridge Note holder has the option of converting unpaid note principal together with accrued and unpaid interest to the Company’s common stock at $1.00 per share. In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the Bridge Note and determined that an insignificant portion of the proceeds was attributable to the intrinsic value of that feature and also to the warrants.

IGIA, INC.
(Formerly Tactica International, Inc.)
Notes to Consolidated Financial Statements
February 28, 2005

(Continued)

(7)	Income Taxes

The Company’s effective tax rate differed from the statutory federal income tax rate at February 28, 2005 due to the following:

Income tax at statutory rate	35.0
State and local income tax provision	10.0
Valuation allowance	(45.0)

Effective tax rate	0.0

(Continued)

IGIA, INC.
(Formerly Tactica International, Inc.)
Notes to Consolidated Financial Statements
February 28, 2005

The tax effects of significant temporary differences representing deferred tax assets at February 28, 2005 were as follows:

Net operating loss carryforwards	$7,289,000

Valuation allowance	(7,289,000)

Net deferred tax assets	$0

At February 28, 2005, the Company had net operating loss carry forwards of approximately $16.2 million. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Given the uncertainty over the Company’s ability to continue as a going concern, realization of the deferred tax assets is not more likely than not, therefore the asset is fully offset by a valuation allowance.

At February 29, 2004 a net deferred tax asset was established based on the purchase of the 55% interest of the majority stockholder, along with the debt forgiveness of the $17,261,000 of secured debt and accrued interest, management expects a positive effect on future levels of taxable income. With this, Tactica realized of all of the deferred tax asset.

As of the end of fiscal year 2005, the net operating loss carryforwards included in the gross deferred tax asset totaling approximately $16 million will expire if not utilized by fiscal year 2026.

The components of income tax expense were as follows:

Current	$0
Deferred	0

$0

(Continued)

IGIA, INC.
(Formerly Tactica International, Inc.)
Notes to Consolidated Financial Statements
February 28, 2005

(8)	Capital Stock

We are authorized to issue 100,000,000 shares of Common Stock and 1,000,000 shares of preferred stock, of which 261,574 have been designated Series E Convertible Preferred Stock. As of February 28, 2005, we had 18,002,933 shares of Common Stock, and 261,574 shares of Series E Convertible Preferred Stock issued and outstanding.

Tactica is developing a plan of reorganization under the bankruptcy proceedings that includes the issuance of 1,800,000 shares of Common Stock upon confirmation of the plan by the Court.

Preferred Stock

We are authorized to issue up to 1,000,000 shares of preferred stock, having a par value of $0.001 per share. Our preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

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

Series E Convertible Preferred Stock

As of February 28, 2005 there were 261,574 shares of our Series E Convertible Preferred Stock issued and outstanding. All issued and outstanding shares of Series E Convertible Preferred Stock will automatically convert into an aggregate of 26,157,421 shares of our Common Stock upon satisfaction of certain shareholder requirements.

Subsequent to the Merger, the Company issued an aggregate of 574 shares of Series E preferred stock to settle certain outstanding accounts payable of $3,632,159.

Warrants

Non-Employee Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of February 28, 2005:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01 - $ 0.99	0	0.00	$0.00	0	$0.00
$ 1.00	100,000	4.42	1.00	100,000	1.00
$ 1.01 - $ 2.00	0	0.00	0.00	0	0.00
	100,000	4.42	$1.00	100,000	$1.00

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 01, 2004	--	--
Granted	100,000	1.00
Canceled or expired	--	--
Exercised	--	--
Outstanding at February 28, 2005	100,000	$1.00

Warrants issued to non-employees did not result in any charge to operations. The significant assumptions used to determine the fair values, using a Black-Scholes option pricing model are as follows:

2005
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.29%

Expected stock price volatility	135%
Expected dividend payout	--
Expected option life-years (a)	5.00

(a) The expected option life is based on contractual expiration dates.

(9)	Cash Flows

The following are non-cash transaction for fiscal 2005:

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

IGIA, INC.
(Formerly Tactica International, Inc.)
Notes to Consolidated Financial Statements
February 28, 2005

Effective with the Merger, 6,693,340 shares of IGIA Common Stock were issued for the conversion of all outstanding Diva Series A, B and C convertible preferred stock. In addition, IGIA issued 5,593,593 shares of Common Stock in Exchange for remaining outstanding of shares of Diva Common Stock.

Prior to the Merger, Diva received 3,725,000 shares of Common Stock from a stockholder in exchange for its wholly-owned subsidiary that was also named Diva Entertainment, Inc. in connection with the exchange Diva cancelled its 3,725,000 shares.

Effective with the Merger, all previously outstanding 1,000 shares of common stock owned by the Company’s shareholders were exchanged for an aggregate of 9,400,000 shares of the Diva's Common Stock and 261,000 shares of Series E Convertible Preferred Stock. The value of the stock that was issued was the historical cost of the Diva's net tangible assets, which did not differ materially from their fair value.

Effective with the Merger, Diva agreed and cancelled 1,209,000 shares of its Common Stocks.

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

The Company and certain Tactica vendors agreed to convert $3,632,159 of accounts payable into IGIA Series E Convertible Preferred Stock. IGIA issued 574 new Series E shares and caused certain additional Series E shares to be given by Company management stockholders to the vendors.

(10)	Commitments and Contingencies

Beginning in February 2005, the Company leases its office facility under a noncancelable operating lease expiring in April 2006. Rent expense for years ended February 28, 2005 was $ 716,392.

Future remaining minimum rentals for noncancelable operating leases with terms in excess of one year as of February 28, 2005 were as follows:

2006	$192,794
2007	35,053
$227,847

Included in the results of operations for the year ended February 28, 2005 and in accrued expenses at February 28, 2005 are costs incurred or accrued related to litigation and contingencies arising in the normal course of business. Management believes that amounts accrued are adequate as of February 28, 2005 and that any additional costs that may result from resolution of these contingencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.

(Continued)

IGIA, INC.
(Formerly Tactica International, Inc.)
Notes to Consolidated Financial Statements
February 28, 2005

(11)	Related Party Transactions

Mr. Sivan and Mr. Ramchandani, stockholders of the Company, have an ownership interest in Prime Time Media, a company which has a pre-petition accounts payable from the Company in the amount of $455,734. The Company did not purchase any goods or services from Prime Time Media in fiscal 2005.

Mr. Sivan and Mr. Ramchandani have an ownership interest in Brass Logistics LLC, a company which has a post-petition accounts payable in the amount of $45,754. The Company purchased $355,960 in services from Brass Logistics LLC in fiscal 2005.

On December 8, 2004, Tactica entered into a Credit Agreement with Tactica Funding 1, LLC (“Tactica Funding”), under which Tactica Funding agreed to provide Tactica with a secured loan of up to an aggregate principal amount of $300,000 (the “Loan”), to provide funds for Tactica’s continued ordinary course operations and working capital needs, as evidenced by a promissory note. The Loan bears interest at a rate of 9% per annum and is payable monthly. Notwithstanding the foregoing, the Loan bears a default rate of interest of 12% per annum. The Company owed $305,579 as of February 28, 2005, consisting of entire Note principal and related accrued interest. As Security for the Loan, Tactica granted to Tactica Funding a first priority security interest in substantially all of the assets of Tactica, except as to permitted liens for which the Tactica Funding security interest is junior and subordinate, including Innotrac, certain carve out expenses that Tactica incurs for professional fees and other bankruptcy case matters. Pursuant to the Credit Agreement, Tactica’s default of the Stipulation is an event of default on the Loan. Tactica and Tactica Funding are discussing the default and potential for a forbearance agreement.

(12)	Subsequent Events

To obtain funding for the purpose of providing a loan to Tactica, in the form of debtor in possession financing and/or exit financing in the context of Tactica’s chapter 11 case subject to Bankruptcy Court approval, the Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC on March 23, 2005 for the sale of (i) $3,000,000 in callable secured convertible notes and (ii) warrants to buy 6,000,000 shares of our common stock. Provided that the terms and conditions of the Securities Purchase Agreement are satisfied, the investors are obligated to provide the Company with an aggregate of $3,000,000 as follows:

•	$1,000,000 was disbursed on March 24, 2005;

•	$1,000,000 was disbursed on April 20, 2005; and

•	$1,000,000 will be disbursed within five days of the registration statement that we filed on April 14, 2005 being declared effective.

Accordingly, the Company has received a total of approximately $1,700,000 in net proceeds after deducting approximately $300,000 of expenses and prepaid interest pursuant to the Securities Purchase Agreement. The funds from the sale of the callable secured convertible notes will be used for business development purposes, business acquisitions, working capital needs, pre-payment of interest, payment of consulting, accounting and legal fees and borrowing repayment in accordance with the April 20, 2005 Credit Agreement between IGIA, Inc. and Tactica.

The callable secured convertible notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.04 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the callable secured convertible notes is due upon default under the terms of secured convertible notes. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.03 per share. In addition, the conversion price of the secured convertible notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the callable secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder’s position. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

Since the conversion price will be less than the market price of the common stock at the time the secured convertible notes are issued, we anticipate recognizing a charge relating to the beneficial conversion feature of the callable secured convertible notes during the quarter in which they are issued, including the first fiscal quarter ended May 31, 2005 when $2,000,000 of secured convertible notes are issued.

In connection with assistance provided to the Company in arranging and concluding the funding, the Company has committed to issuing 3,000,000 shares of its common stock to a third party upon the effectiveness of the registration statement.

TACTICA INTERNATIONAL, INC.

Financial Statements

February 29, 2004

(With Independent Auditors’ Report Thereon)

Report of Independent Registered Public Accounting Firm

The Board of Directors
Tactica International, Inc.:

We have audited the accompanying balance sheet of Tactica International, Inc. (the Company) as of February 29, 2004, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tactica International, Inc. as of February 29, 2004, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

El Paso, Texas
May 12, 2004

TACTICA INTERNATIONAL, INC.
Balance Sheet
February 29, 2004

Assets
Cash	$185,244
Accounts receivable, net	1,323,974
Income tax refund receivable	3,008,174
Inventories	10,589,854
Prepaid expenses	696,441
Production television costs, net of amortization	428,339
Deferred tax asset	2,025,473
Total current assets	18,257,499
Property and equipment, net of accumulated depreciation	184,773
Security deposits and other	27,940
Loans to minority stockholders	4,715,621
Total assets	$23,185,833
Liabilities and Stockholders’ Deficit
Accounts payable	$14,046,366
Accrued expenses	3,159,894
Line of credit - majority stockholder	13,665,109
Total current liabilities	30,871,369
Loan payable - majority stockholder	3,500,000
Total liabilities	34,371,369
Stockholders’ deficit:
Common stock; 1,000 shares authorized, 1,000
shares outstanding	77,000
Additional paid-in capital	756,480
Accumulated deficit	(12,019,016)
Total stockholders’ deficit	(11,185,536)
Total liabilities and stockholders’ deficit	$23,185,833

See accompanying notes to financial statements.

TACTICA INTERNATIONAL, INC.
Statement of Operations
Year ended February 29, 2004

Net sales	$39,609,912
Cost of goods sold	20,375,709
Gross profit	19,234,203
Operating expenses:
Media advertising	11,603,395
Other	21,123,822
32,727,217
Operating loss	(13,493,014)
Other income (expense):
Interest expense	(895,993)
Interest income	306,349
Other, net	348,063
Total other expense	(241,581)
Loss before income tax	(13,734,595)
Income tax benefit	4,720,041
Net loss	$(9,014,554)

See accompanying notes to financial statements.

TACTICA INTERNATIONAL, INC.
Statement of Stockholders’ Deficit
Year ended February 29, 2004

		Additional		Total
	Common	paid-in	Accumulated	stockholders’
	stock	capital	deficit	deficit
Balances, February 28, 2003	$77,000	$756,480	$(3,004,462)	$(2,170,982)
Net loss	—	—	(9,014,554)	(9,014,554)
Balances, February 29, 2004	$77,000	$756,480	$(12,019,016)	$(11,185,536)

See accompanying notes to financial statements.

TACTICA INTERNATIONAL, INC.
Statement of Cash Flows
Year ended February 29, 2004

Cash flows from operating activities:
Net loss	$(9,014,554)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	77,869
Accrued interest on loans to minority stockholders	(306,250)
Allowance for doubtful accounts	(1,972,299)
Changes in operating assets and liabilities:
Deferred tax expense	(1,892,004)
Trade accounts receivable	5,743,109
Inventories	597,671
Prepaid expenses and other assets	(233,125)
Television production costs and other assets	123,972
Trade accounts payable	10,799,143
Accrued expenses	(1,780,467)
Income taxes payable/receivable	(1,137,943)
Net cash provided by operating activities	1,005,122
Cash flows from investing activities:
Purchases of property and equipment	(28,577)
Net cash used in investing activities	(28,577)
Cash flows from financing activities:
Net change on line of credit - majority stockholder	(1,185,210)
Net cash used in financing activities	(1,185,210)
Net decrease in cash	(208,665)
Cash, beginning of period	393,909
Cash, end of period	$185,244

Supplemental disclosures:
Interest paid	$3,223,138

See accompanying notes to financial statements.

TACTICA INTERNATIONAL, INC.

Notes to Financial Statements

February 29, 2004

(1)	Summary of Significant Accounting Policies

(a)	General

Tactica International, Inc. (Tactica or the Company) designs, develops, imports, and distributes personal care and household products to major retailers and through direct marketing. We purchase our products from unaffiliated manufacturers, most of which are located in the Peoples’ Republic of China and the U.S. Our financial statements are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States of America. On March 14, 2000, the Company entered into an agreement in which substantially all the assets and liabilities of Tactica International, LLC and Health Direct, LLC (collectively, the Predecessor Company) were transferred to the Company.

(b)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Losses, negative working capital, and negative cash flows raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to obtain suitable interim financing depends on the availability of borrowing capacity, the success of its growth strategy and its future performance, and its ability to raise additional equity capital, each of which is subject to general economic, financial, competitive, legislative, regulatory, and other factors beyond the Company’s control. The inability to obtain financing when required would have a material adverse effect on the Company and the implementation of its growth strategy. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(c)	Revenue Recognition

The Company recognizes revenue when it ships its product to customers. Customers at times request credits for returned product or in connection with incentives such as cooperative advertising agreements. The Company reduces sales or increases selling, general, and administrative expenses, depending on the nature of the credits, for estimated future credits to customers. Management bases such estimates either on historical information about credits issued, relative to total sales, or on specific knowledge of incentives offered to retailers.

(d)	Consideration Paid to Customers

We offer our customers certain incentives in the form of cooperative advertising arrangements, product markdown allowances, trade discounts, cash discounts, and slotting fees. We account for these incentives in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer, (EITF 01-9). In instances where the customer is required to provide us with proof of performance, reductions in amounts received from customers as a result of cooperative advertising programs are included in our Statement of Operations on the line entitled Other. Other reductions in amounts received from customers as a result of cooperative advertising programs are recorded as reductions of Net sales. Markdown allowances, trade discounts, and cash discounts are all recorded as reductions of Net sales. Customer incentives included in other were approximately $2,033,000 for fiscal year 2004.

(Continued)

TACTICA INTERNATIONAL, INC.

Notes to Financial Statements

February 29, 2004

(e)	Shipping and Handling Revenues and Expenses

We report revenue from shipping and handling charges on the Net sales line of our Statement of Operations, in accordance with paragraph 5 of Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs. We only include charges for shipping and handling in Net sales for sales made to direct response customers and retail customers ordering relatively small dollar amounts of product. Our shipping and handling expenses far exceed our shipping and handling revenues. Shipping and handling expenses are included in our Statement of Operations on the Other operating expenses line. Our expenses for shipping and handling totaled approximately $4,574,000 during fiscal year 2004.

(f)	Advertising Expense

Advertising expense is comprised of media, agency, and production expenses. Advertising expenses are charged to expense in the month in which the advertising first takes place. Certain production costs to produce direct response advertising are capitalized and amortized over the expected life of the advertisement.

(g)	Valuation of Accounts Receivable

Our allowance for doubtful accounts reflects our best estimate of probable losses, determined principally on the basis of historical experience and specific allowances for known troubled accounts.

(h)	Inventories and Cost of Goods Sold

Inventories at February 29, 2004 consist almost entirely of finished goods. We account for inventory using a first-in-first-out system in which we record inventory on our balance sheet at the lower of our cost or net realizable value. A product’s cost is comprised of the amount that we pay our manufacturer for product, tariffs and duties associated with transporting product across national borders and freight costs associated with transporting the product from our manufacturers to our warehouse locations. When circumstances dictate that we use net realizable value in lieu of cost, we base our estimates on expected future selling prices less expected disposal costs. The Cost of goods sold line item on the Statement of Operations is comprised of the book value (lower of cost or net realizable value) of inventory sold to customers during the reporting period.

(i)	Property and Equipment

Property and equipment is capitalized at cost and depreciated using the straight-line method over the estimated useful lives of the various assets. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of property and equipment sold or otherwise retired and the related accumulated depreciation is removed from the accounts, with any resulting gain or loss included in results from operations.

(j)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(Continued)

 TACTICA INTERNATIONAL, INC.

Notes to Financial Statements

February 29, 2004

(k)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(l)	New Accounting Guidance

On April 30, 2003, the FASB issued FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (SFAS 149). These amendments clarify the definition of derivatives, expand the nature of exemptions from Statement 133, clarify the application of hedge accounting when using certain instruments and modify the cash flow presentation of derivative instruments that contain financing elements. The Statement clarifies the accounting for option-based contracts used as hedging instruments in a cash flow hedge of the variability of the functional-currency-equivalent cash flows for a recognized foreign-currency-denominated asset or liability that is re-measured at spot exchange rates. This approach was issued to alleviate income statement volatility that is generated by the mark-to-market accounting of an option's time value component. This Statement is effective for all derivative transactions and hedging relationships entered into or modified after June 30, 2003. We currently do not have any derivative instruments nor have we engaged in hedging activities that are covered under this statement. In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, (SFAS 150). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that issuers classify as liabilities a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. This Statement does not affect the timing of recognition of financial instruments as contingent consideration nor does it apply to obligations under stock-based compensation arrangements if those obligations are accounted for under APB Opinion No. 25. We are still reviewing the effects of SFAS 150 on our financial statements. We currently do not have any financial instruments that are covered under this statement.In December 2003, the FASB issued FASB Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities, (FIN 46R). FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R identifies when entities must be consolidated with the financial statements of a company where the investors in an entity do not have the characteristics of a controlling financial interest or the entity does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Application of this Interpretation is effective for any financial statements we issue after December 15, 2003. We have no interests in any entities, therefore, FIN 46R had no effect on our financial statements.

(Continued)

 TACTICA INTERNATIONAL, INC.

Notes to Financial Statements

February 29, 2004

(2)	Accounts Receivable and Income Taxes Receivable

Accounts receivable was comprised of the following at February 29, 2004:

Accounts receivable	$3,369,382
Less allowance for doubtful accounts	(2,045,408)
Accounts receivable, net	$1,323,974

Income taxes receivable was comprised of the following at February 29, 2004:

Federal	$3,001,758
New York State	6,012
New York City	404
$3,008,174

(Continued)

 TACTICA INTERNATIONAL, INC.

Notes to Financial Statements

February 29, 2004

(3)	Property and Equipment

A summary of property and equipment at February 29, 2004 was as follows:

	Useful lives (years)
Furniture and fixtures	7	$50,318
Leasehold improvements	10	42,150
Showroom	7	47,971
Computer equipment	5	265,300
Office equipment	5	64,505
Computer software	3	58,835
Vehicles	5	21,264
		550,343
Less accumulated depreciation		(365,570)
		$184,773

(4)	Income Taxes

The Company’s effective tax rate differed from the statutory federal income tax rate at February 29, 2004 due to the following:

Income tax at statutory rate	35.0
State and local income tax provision	10.0
Valuation allowance	(12.9)
Other	2.3
Effective tax rate	34.4

(Continued)

TACTICA INTERNATIONAL, INC.

Notes to Financial Statements

February 29, 2004

The tax effects of significant temporary differences representing deferred tax assets at February 29, 2004 were as follows:

Uniform capitalization adjustment, depreciation, and amortization	$(943,493)
Net operating loss carryforwards	4,297,788
Allowance for doubtful accounts	206,739
Unearned revenue	221,051
Other	13,581
3,795,666
Valuation allowance	(1,770,193)
Net deferred tax assets	$2,025,473

At February 29, 2004, the Company had net operating loss carry forwards of approximately $5,957,274, which will be fully realized during the year ending February 28, 2005. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Based on the purchase of the 55% interest of the majority stockholder, along with the debt forgiveness of the $17,161,000 of secured debt and accrued interest, management expects a positive effect on future levels of taxable income. With this, Tactica expects the realization of the majority, or all, of the deferred tax asset.

As of the end of fiscal year 2004, the net operating loss carryforwards included in the gross deferred tax asset totaling $4,297,788 will expire if not utilized by fiscal year 2024.

The components of income tax benefit were as follows:

Current	$1,057,844
Deferred	3,662,197
$4,720,041

(5)	Line of Credit - Majority Stockholder

The Company had a $17,500,000 line of credit with the 55% stockholder in the Company expiring on March 14, 2005. Borrowings under the line of credit bore interest at the prime rate (4.0% at February 29, 2004). Borrowings under the line of credit at February 29, 2004 were $13,665,109. The unpaid balance and interest on the line of credit has a maturity date of March 14, 2005. The line of credit contains covenants requiring minimum working capital, net worth, cash flow from operations, and earnings before interest, taxes, depreciation, and amortization (EBITDA). At February 29, 2004, the Company was not in compliance with certain of these covenants. Under the provisions of the related loan agreement, the related party could have declared the loans in default and demanded immediate payment. Accordingly, the line of credit has been classified as a current liability at February 29, 2004. See note 9.

(Continued)

TACTICA INTERNATIONAL, INC.

Notes to Financial Statements

February 29, 2004

(6)	Note Payable - Majority Stockholder

As of February 29, 2004 the Company had a note payable to the 55% stockholder in the Company. Interest was due quarterly at a rate of 8.75% per annum. The loan was due and payable on March 14, 2005. See note 9.

(7)	Commitments and Contingencies

Beginning in July 2003, the Company leases its office facilities under a noncancelable operating lease expiring in February 2006. Rent expense for the year ended February 29, 2004 was $823,446.

Future remaining minimum rentals for noncancelable operating leases with terms in excess of one year as of February 29, 2004 were as follows:

2005	$778,887
2006	778,887
$1,557,774

Included in the results of operations for the year ended February 29, 2004 and in accrued expenses at February 29, 2004 are costs incurred or accrued related to litigation and contingencies arising in the normal course of business. Management believes that amounts accrued are adequate as of February 29, 2004 and that any additional costs that may result from resolution of these contingencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.

(Continued)

(8)	Related Party Transactions

The Company loaned the three minority stockholders of the Company a total of $3,500,000 on March 14, 2000. The loans bore interest at 8.75% per annum. All principal and unpaid interest on the loans is due and payable March 14, 2005.

Two minority stockholders of the Company have an ownership interest in PrimeTime Media, a company that is owed $455,734 by Tactica. This amount is included in accounts payable at February 29, 2004.

(9)	Subsequent Events

On April 29, 2004, the Company and its stockholders entered into a series of transactions that consolidated ownership of Tactica and reduced the working capital deficiency. The stockholder-operating managers, who collectively owned a 45% interest in the Company, contributed $3,050,000 in marketable securities to Tactica. The majority stockholder transferred its 55% interest in Tactica to the stockholder-operating managers and accepted the marketable securities and rights to certain Tactica tax refunds and intellectual properties in full satisfaction of $17,161,000 owed by Tactica under the secured line of credit and loan payable. In connection with these transactions, the Company’s loans to the minority stockholders were eliminated.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

On July 20, 2004, the Company, formerly known as Diva Entertainment, Inc. , dismissed Paritz & Company P.A. ("Paritz") as its principal independent auditors, and the Company engaged Russell Bedford Stefanou Mirchandani LLP as its certifying accountant for the fiscal year ending February 28, 2005. The decision to change its certifying accountant was approved by the Company's Board of Directors. The Company has not previously consulted Russell Bedford Stefanou Mirchandani LLP.

Paritz's reports on the consolidated financial statements of Diva for fiscal years ended June 30, 2003 and 2002 did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles; however, the audit reports for the years ended June 30, 2003 and 2002 contained an explanatory paragraph regarding the substantial doubt about Diva's ability to continue as a going concern. During fiscal years 2003 and 2002 and the subsequent interim period through July 20, 2004, there were no disagreements with Paritz regarding any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Paritz, would have caused Paritz to make reference to the subject matter of the Paritz, would have caused Paritz to make reference to the subject matter of the disagreements in connection with its report.

ITEM 8A - CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As of February 28, 2005, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of Februrary 28, 2005 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), IGIA management, including the Chief Executive Officer and Chief Financial Officer, respectively also conducted an evaluation of IGIA’s internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, IGIA’s internal control over financial reporting. During the preparation of the Company’s financial statements as of and for the year ended February 28, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

 Deficiencies and Corrective Actions Relating to the Company’s Internal Controls over Financial Reporting

During the course of the audit of the Company’s February 28, 2005 financial statements, the Company’s registered independent public accounting firm identified certain material weaknesses relating to the Company’s internal controls and procedures within the areas of revenue recognition, accounts payable, cash disbursements, inventory accounting and document retention. Certain of these internal control deficiencies may also constitute deficiencies in the Company’s disclosure controls.

In order to review the financial condition and prepare the financial disclosures in this document, the Company’s officers have been responding to recommendations from the Company’s auditors to properly and accurately account for the financial information contained in this Form 10-KSB. Detailed validation work was done by internal personnel with respect to all consolidated balance sheet account balances to substantiate the financial information that is contained in this Form 10-KSB. Additional analysis was performed on consolidated income statement amounts and compared to prior period (both year over year and consecutive period) amounts for reasonableness. Management is in the process of implementing a more effective system of controls, procedures and other changes in the areas of revenue recognition, cash disbursements, account reconciliation and document control to insure that information required to be disclosed in this annual report on Form 10-KSB has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and has developed procedures to address them to the extent possible given limitations in financial and manpower resources Among the changes being implemented are:

Revenue recognition
•	Criteria and procedures established defining approved customer contracts
•	Control function established to review and monitor compliance to new procedures
•	Improved document control and file check out procedures

Cash Disbursements and liability recognition
•	Document control system established and monitored for compliance
•	Cut off procedures formalized and consistently applied
•	Centralized departmental budgets and accountability established
•	Purchasing procedures have been formalized and implementation has begun
Account Reconciliations
•	Procedures established and personnel assigned to reconcile key accounts on a timely basis
•	Control function added to review reconciliations

The Company's officers have been working with the Board of Directors to address recommendations from the Company's registered independent public accounting firm regarding deficiencies in the disclosure controls and procedures. The Company is currently engaged in the implementation of a new internal software system and associated new internal control procedures. Management expects that this system along with new associated procedures, once implemented, will correct the deficiencies and will result in disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act, that will timely alert the Chief Executive Officer and Chief Financial Officer  to material information relating to the Company required to be included in the Company's Exchange Act filings.

ITEM 9 - DIRECTORS AND OFFICERS OF THE REGISTRANT

Our executive officers and directors and their respective ages and positions as of the date hereof are as follows:

Names	Ages	Position
Avi Sivan	42	Chairman of the Board and Chief Executive Officer
Prem Ramchandani	57	President, Treasurer and Director
Kurt Streams	43	Chief Financial Officer and Assistant Secretary
Paul Greenfield	60	Secretary and General Counsel

Avi Sivan, Chairman of the Board of Directors and Chief Executive Officer since June 11, 2004, founded Tactica International, Inc., currently our wholly owned operating subsidiary, and has been its Chief Executive Officer since March 2000. From 1997 to March 2000, Mr. Sivan served as the Chief Executive Officer of Tactical International, LLC. Mr. Sivan is a driving force in making us a player in the Direct Response Television (DRTV) industry.   Mr. Sivan is the creator of the IGIA® brand of products.

Prem Ramchandani, President, Treasurer and a Director since June 11, 2004, he has served as Tactica’s President, Treasurer and Director since March 2000. From 1997 until March 2000, he served as Chief Operating Officer of Tactica International, LLC. From 1983 until 1994, Mr. Ramchandani served as President of Investment Planning Group, a private firm providing investment analysis and financing for real estate transactions. In 1975, he was a founder of the Urban Academy for Management, a privately held consulting firm that provided financial management and technical assistance services. Mr. Ramchandani received an MBA in finance in 1972 from Columbia University in New York, and in 1970 a BTech degree in Chemical Engineering from the Indian Institute of Technology.

Kurt Streams, Chief Financial Officer and Assistant Secretary since June 11, 2004, he has served as Tactica’s Chief Financial Officer since January 2004.  Mr. Streams was Chief Financial Officer of The Deal LLC, a privately held financial news publishing company, from March 2000 through January 2004.  From September 1995 to March 2000 Mr. Streams was Chief Financial Officer for Norland Medical Systems, Inc., a public medical device manufacturing company.  From 1989 through 1995 he was an auditor with Deloitte & Touche LLP and was promoted to Senior Audit Manager following a 27-month posting in Europe.  Mr. Streams received a B.A. in Economics in 1983 from the University of Massachusetts at Amherst.

Paul Greenfield, Secretary and General Counsel since June 11, 2004, he has served as Tactica’s General Counsel since August 2002. From 1989 through August 2002, Mr. Greenfield was in private practice as a partner at the law firm Crupain & Greenfield where he focused on general litigation with emphasis on products liability, intellectual property and trial work. Mr. Greenfield received a JD from Brooklyn Law School in 1969.

Board of Directors

All of our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Our executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of stockholders and until their successors are chosen and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended February 28, 2005, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended February 28, 2005, we believe that during the fiscal year ended February 28, 2005, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except as follows: (1) Avi Sivan failed to report one transaction; (2) Prem Ramchandani failed to report one transaction; (3) Avraham Ovadia, a greater than ten percent stockholder, failed to report one transaction and (4) Shai Bar-Lavi, a greater than ten percent stockholder, failed to report one transaction. In each instance, the transaction not reported was the contribution of certain of their Series E preferred shares to Tactica’s vendors along with the Company’s issuance of Series E shares in settlement of amounts Tactica owed to its vendors.

Code of Ethics

Because we are an early-development stage company with limited resources, we have not yet adopted a "code of ethics", as defined by the SEC, that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller and persons performing similar functions. We are in the process of drafting and adopting a Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation for services in all capacities to Tactica for Tactica’s fiscal years ended February 28, 2005, February 29, 2004 and February 28, 2003 paid to our Chief Executive Officer and the other executive officers who earned more than $100,000 per year at the end of the last completed fiscal year. We refer to all of these officers collectively as our "named executive officers."

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Award(s) ($)	Restricted Stock Compensation ($)	Securities Under- Lying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Avi Sivan	2005	514,539	0	31,798	--	--	--	--
Chief Executive	2004	503,201	0	39,100	--	--	--	--
Officer	2003	499,996	0	18,550	--	--	--	--

Prem	2005	514,539	0	44,056	--	--	--	--
Ramchandani,	2004	503,201	0	42,728	--	--	--	--
President	2003	499,996	0	38,322	--	--	--	--

Kurt Streams,	2005	200,000	0	0	--	--	--	--
Chief Financial	2004	192,308	0	0	--	--	--	--
Officer	2003	0	0	0	--	--	--	--

Paul Greenfield,	2005	200,000	0	0	--	--	--	--
Secretary and	2004	201,282	0	0	--	--	--	--
General Counsel	2003	200,000	0	0	--	--	--	--

Options Grants

During our fiscal year ended February 28, 2005 no stock options were granted to the named executive officers. As of the date hereof no options to purchase shares of our common stock are outstanding.

Employment Agreements with Executive Officers

Tactica, our wholly owned subsidiary, entered into an employment agreement dated April 29, 2004, with Avi Sivan. Pursuant to the employment agreement, Mr. Sivan is to serve as our Chief Executive Officer for a base compensation of at least $600,000 per year. The contract, which is for a five-year period, automatically extends by one day, every day, unless terminated earlier us or Mr. Sivan by written notice (“Non-renewal Notice”). Mr. Sivan is eligible for incentive compensation expressed as 10% of EBITDA for the fiscal year then ended. On July 1, 2004, Mr. Sivan’s employment agreement was amended by oral agreement such that, effective August 1, 2004, (i) Mr. Sivan will receive a base compensation of $490,000, (ii) Mr. Sivan is eligible for incentive compensation expressed as 8% of EBITDA for the fiscal year then ended, and (iii) Mr. Sivan’s incentive compensation is subject to cap of $400,000 per year.

In addition, Mr. Sivan is entitled to participate in our standard executive benefit program, including group health insurance; death and disability benefits provided for under our applicable insurance policy. If after death or twenty-six weeks of continuous disability (“Disability”), Mr. Sivan’s employment agreement will be terminated, and he, or his estate will be entitled to severance pay, calculated as a one time multiple of his total average compensation over the preceding three years, in the event that a Non-renewal Notice has been given by us prior to his death or Disability, in lieu of the one times (1x) multiple, the multiple shall be the remaining number of years between the date of his death or Disability and the third (3rd) anniversary of the date of the Non-renewal Notice, but in no event less than one (1) year. Upon death, his estate will be entitled to any accrued benefits, not yet paid, including pro-rata incentive payments payable upon termination of employment for other than death, disability or cause are provided for as follows: If terminated by resignation for “good reason” or by us other than for “cause” (as such terms are defined in the employment agreement) or a result of Non-renewal Notice, Mr. Sivan will be entitled to receive all salary, benefits and incentive compensation for two years after the date of termination of employment and all stock options previously grated to Mr. Sivan will immediately vest. If Mr. Sivan's employment is terminated for good reason due to a “change of control” (as such term is defined in the employment agreement), Mr. Sivan will be entitled to receive, within 30 days after providing notice of election to terminate his employment due to a change in control, a lump sum payment equal to the net present value of the sum of five times Mr. Sivan's then current base salary plus five times the sum of Mr. Sivan's highest annualized bonus compensation during the three year period prior to the change of control.

We have identical employment agreements and amendments thereto with Mr. Prem Ramchandani, pursuant to which Mr. Ramchandani is employed as President of Tactica.

Tactica, our wholly owned subsidiary, entered into an employment agreement dated January 19, 2004, with Kurt Streams. Pursuant to the employment agreement, Mr. Streams is to serve as our Chief Financial Officer for a base compensation of at least $200,000 per year. Mr. Streams is eligible for bonus compensation of between 10% and 20% of his annual salary. In the event of termination, except for cause or upon the failure to give required notice, Mr. Streams shall receive a lump-sum severance payment equal to four months salary plus any bonus which is payable.

Director Compensation

Non-employee directors receive $1,000 for each meeting of the Board of Directors attended, as well as reimbursement of reasonable out of pocket expenses incurred in connection with the attendance of meetings of the Board of Directors.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock (assuming conversion of all of the issued and outstanding shares of Series E Preferred Stock) as of April 14, 2005 and as adjusted to reflect the maximum number of shares of our common stock which may issued upon conversion of the Convertible Preferred Stock by:

•	each person known by us to be the beneficial owner of more than 5% of our Common Stock;
•	each of our directors;
•	each of our executive officers; and
•	our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. Under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the beneficially-owned shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Common Stock	Avi Sivan (3)	9,947,500	(1)	22.6%
Common Stock	Prem Ramchandani (3)	9,947,500	(1)	22.6%
Common Stock	Avraham Ovadia	9,947,500	(1)	22.6%
Common Stock	Shai Bar-Lavi	5,007,500	(2)	11.4%
Common Stock	Kurt Streams	0		0.0%
Common Stock	Paul Greenfield	0		0.0%
Common Stock	All directors and named executive officers as a group	19,895,000	shares	45.1%
(1) Includes 7,101,250 shares of common stock issuable upon conversion of 71,012.5 shares of Series E Convertible Preferred Stock.

(2) Includes 3,396,250 shares of common stock issuable upon conversion of 33,962.5 shares of Series E Convertible Preferred Stock.

(3) Avi Sivan and Prem Ramchandani each pledged all of their equity to New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC in connection with the sale of an aggregate of $3,000,000 principal amount of callable secured convertible notes.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Series G Preferred	Avi Sivan (2)	25,000	(1)	50.0%
Series G Preferred	Prem Ramchandani (2)	25,000	(1)	50.0%

(1)  Shares of Series G Preferred Stock are not convertible to common stock and have no liquidation preference. The holders of the Series G Preferred Stock are entitled to 10,000 votes per share.

(2)  Avi Sivan and Prem Ramchandani each pledged all of their equity to New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC in connection with the sale of an aggregate of $3,000,000 principal amount of callable secured convertible notes.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Avraham Ovadia, a 22% stockholder, serves as the exclusive distributor of Tactica’s products in South Africa. During fiscal 2003, Tactica sold an immaterial amount of goods to Mr. Ovadia’s company, Home Mark (Pty) Ltd. In the past Mr. Ovadia also has produced infomercials for Tactica.

Mr. Sivan and Mr. Ramchandani have an ownership interest in Prime Time Media, a company which has pre-petition accounts payable from us in the amount of $455,734.

We have an agreement with Brass Logistics, a company in which Messrs. Sivan and Ramchandani have an ownership interest, pursuant to which Brass Logistics acts as our non-exclusive fulfillment center of our Singer vacuum products and our personal care products in the United States and Canada.

In connection with Tactica’s former sublease of office space in New York City, an affiliate of HoT issued a $389,000 standby letter of credit which the third party lessor is drawing upon in satisfaction of rent not paid by Tactica.

On December 8, 2004, Tactica entered into a Credit Agreement with Tactica Funding 1, LLC. Mr. Sivan is a member and Mr. Ramchandani is a manager and a member of Tactica Funding 1, LLC. Under the Credit Agreement Tactica Funding 1, LLC agreed to provide Tactica with a secured loan of up to an aggregate principal amount of $300,000, to provide funds for Tactica’s continued ordinary course operations and working capital needs, as evidenced by a promissory note. The loan bears interest at a rate of 9% per annum and is payable monthly. Notwithstanding the foregoing, the Loan bears a default rate of interest of 16% per annum. The entire principal is due and payable. As security for the loan, Tactica granted to Tactica Funding 1, LLC a first priority security interest in substantially all of the assets of Tactica, except as to permitted liens for which the Tactica Funding security interest is junior and subordinate, including Innotrac Corporation, certain carve out expenses that Tactica incurs for professional fees and other bankruptcy case matters. Pursuant to the Credit Agreement, Tactica’s default of the Stipulation is an event of default on the Loan. Tactica and Tactica Funding are discussing the default and potential for a forbearance agreement.

We issued 25,000 shares of Series G Preferred Stock to each of Mr. Sivan and Mr. Ramchandani. The Series G Preferred Stock was issued to Mr. Sivan and Mr. Ramchandani in consideration of the fact that in connection with the financing we obtained from New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC in the form of a sale of (i) $3,000,000 in callable secured convertible notes and (ii) stock purchase warrants to buy 6,000,000 shares of our common stock, Mr. Sivan and Mr. Ramchandani agreed to pledge all of their equity ownership in us to the investors to secure our obligations. Without such pledge of equity, including a pledge of the Series G Preferred Stock, by Mr. Sivan and Mr. Ramchandani the investors would not have entered into the financing transaction.

We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm’s length basis. Our policy requires that all related parties recuse themselves from negotiating and voting on behalf of our company in connection with related party transactions.

ITEM 13. EXHIBITS.

Exhibits:

Exhibit Number	Description
2.1 (1)	Securities Purchase Agreement and Plan of Reorganization, dated June 11, 2004, by and among IGIA, Inc., Tactica International, Inc. and its shareholders.
3.1 (2)	Articles of Incorporation.
3.2 (1)	Certificate of Amendment, dated May 27, 2004.
3.3 (2)	By-Laws.
4.1 (5)	Certificate of Designations for Series E Convertible Preferred Stock, filed on June 8, 2004.
4.2 (3)	Amended and Restated Certificate of Designations for Series G Preferred Stock, filed on April 1, 2005.
4.3	Specimen Certificate of Common Stock.
4.4 (4)	Securities Purchase Agreement dated March 23, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC.
4.5 (4)	Callable Secured Convertible Note in the name of New Millennium Capital Partners II, LLC dated March 23, 2005.
4.6 (4)	Callable Secured Convertible Note in the name of AJW Qualified Partners, LLC dated March 23, 2005.
4.7 (4)	Callable Secured Convertible Note in the name of AJW Offshore, Ltd. dated March 23, 2005.
4.8 (4)	Callable Secured Convertible Note in the name of AJW Partners, LLC dated March 23, 2005.
4.9 (4)	Stock Purchase Warrant in the name of New Millennium Capital Partners II, LLC dated March 23, 2005.
4.10 (4)	Stock Purchase Warrant in the name of AJW Qualified Partners, LLC dated March 23, 2005.
4.11 (4)	Stock Purchase Warrant in the name of AJW Offshore, Ltd. dated March 23, 2005.
4.12 (4)	Stock Purchase Warrant in the name of AJW Partners, LLC dated March 23, 2005.
4.13 (4)	Registration Rights Agreement dated March 23, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC.
4.14 (4)	Security Agreement dated March 23, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC.
4.15 (4)
Intellectual Property Security Agreement dated March 23, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC.

10.1 (5)	Executive Employment Agreement by and between Tactica International, Inc. and Avi Sivan, dated April 29, 2004.
10.2 (5)	Executive Employment Agreement by and between Tactica International, Inc. and Prem Ramchandani, dated April 29, 2004.
10.3 (5)	Employment Agreement by and between Tactica International, Inc. and Kurt Streams, dated January 19, 2004.
10.4 (5)	Service Agreement by and between Brass Logistics, LLC and IGIA, Inc..
21.1	Subsidiaries
23.1	Consent of KPMG LLP (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________________________________________

(1) Incorporated herein by reference to the exhibit to Registrant's Current Report on Form 8-K dated June18, 2004.
(2) Incorporated by reference to the exhibit of same number filed with the Company's Registration Statement on Form 10-SB.
(3) Incorporated herein by reference to the exhibit to Registrant's Current Report on Form 8-K dated April 1, 2005.
(4) Incorporated herein by reference to the exhibits to Registrant's Current Report on Form 8-K dated March 28, 2005.
(5) Incorporated herein by reference to the exhibits to Registrant's Registration Statement on Form SB-2 dated April 14, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended February 28, 2005 and February 29, 2004, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $57,375 and approximately $85,100, respectively.

Audit Related Fees. The Company incurred fees to auditors of $60,000 and $85,100, respectively for audit related fees during the fiscal years ended February 28, 2005 and February 29, 2004.

Tax Fees. The Company incurred fees to auditors of $0 and $0 respectively for tax compliance, tax advice or tax compliance services during the fiscal years ended February 28, 2005 and February 29, 2004.

All Other Fees. The Company did not incur any other fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" for the fiscal years ended February 28, 2005 and February 29, 2004.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGIA, INC.

By:	/s/ Avi Sivan

Avi Sivan Chief Executive Officer and Chairman of the Board

In accordance with the requirements of the Securities Act of 1933, this report was signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/s/ Avi Sivan	Chief Executive Officer and Chairman of the Board	June 17, 2005
Avi Sivan

/s/ Prem Ramchandani	President, Treasurer and Director	June 17, 2005
Prem Ramchandani

/s/ Kurt Streams	Chief Financial Officer and Assistant Secretary	June 17, 2005
Kurt Streams