Form 10QSB
period 2005-05-31
IGIA, Inc.
filed 2005-07-22
CIK 919603

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

Commission file number 000-23506

IGIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0601498
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

521 Fifth Avenue, 20th Floor, New York, New York 10175

(Address of Principal Executive Offices)

Registrant's telephone number: (212) 575-0500

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

As of July 20, 2005, the Registrant had 18,002,933 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Quarterly Report on Form 10-QSB for the
Quarterly Period Ended May 31, 2005
Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheet as of May 31, 2005:	1
Condensed Consolidated Statements of Operations for the Three Months Ended May 31, 2005 and 2004:	2
Condensed Consolidated Statement of Changes in Deficiency in Stockholders' Equity for the Fifteen Months Ended May 31, 2005:	3
Condensed Consolidated Statements of Cash Flows for the Three Months Ended May 31, 2005 and 2004:	4
Notes to Condensed Consolidated Financial Statements May 31, 2005:	5-9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10-25
Item 3. Controls and Procedures	25-26
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 2. Changes in Securities	27-28
Item 3. Defaults upon Senior Securities	29
Item 4. Submission of matters to a vote of security holders	29
Item 5. Other information	29
Item 6. Exhibits	29-30

Signatures

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited Condensed Consolidated Financial Statements as of May 31, 2005 and for the three months ended May 31, 2005 and 2004 have been prepared by IGIA, Inc., a Delaware corporation.

IGIA, INC.
(Formerly Tactica International, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

May 31,
ASSETS	2005
CURRENT ASSETS:
Cash	$1,097,495
Accounts receivable, net of allowance for doubtful accounts of $2,667,113	82,342
Inventories	3,022,282
Deposits	349,483
Prepaid expenses	440,732
Total current assets	4,992,334
Property and equipment, net of accumulated depreciation of $368,211	121,106
Other asset	35,054
Total Assets	$5,148,494

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Pre-petition liabilities	$15,839,848
Accounts payable	3,090,019
Accrued expenses	900,040
Note payable	302,342
Total current liabilities	20,132,249

Callable Secured Convertible Notes Payable, net of discount of $1,836,018	163,982

DEFICIENCY IN STOCKHOLDERS’ EQUITY:
Preferred stock, Series E, par value $0.001 per share; 261,574 shares issued and outstanding	262
Preferred stock, Series G, par value $0.001 per share; 50,000 shares issued and outstanding	50
Common stock, par value $ 0.001 per share; 100,000,000 shares authorized, 18,002,933 shares issued and outstanding	18,003
Additional paid -in- capital	15,944,360
Accumulated deficit	(31,110,412)
Total Deficiency in Stockholders’ Equity	(15,147,737)

Total Liabilities and Deficiency in Stockholders’ Equity	$5,148,494

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.
(Formerly Tactica International, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended May 31,
	2005	2004
REVENUES:
Net sales	$1,825,208	$6,584,933
Cost of sales	696,497	2,788,262
Gross profit	1,128,711	3,796,671

OPERATING EXPENSES:
Media advertising	1,236,377	301,250
Other selling, general and administrative	1,817,610	2,979,964
Total operating expenses	3,053,987	3,281,214
(LOSS) INCOME FROM OPERATIONS	(1,925,276)	515,457

OTHER INCOME (EXPENSES):
Interest expense, net	(230,385)	(93,915)
Other	—	50,192
	(230,385)	(43,723)
(LOSS) INCOME BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(2,155,661)	471,734

REORGANIZATION ITEMS:
Provision for rejected executory contracts	(218,643)	—
Professional fees	(519,728)	—
	(738,371)	—
(LOSS) INCOME BEFORE INCOME TAXES	(2,894,032)	471,734

Income taxes	—	(235,867)
NET (LOSS) INCOME	$(2,894,032)	$235,867
Net (loss) income per common share - basic	$(0.16)	$0.01

Net (loss) income per common share - fully diluted	$(0.16)	$0.01

Weighted average common shares outstanding - basic	18,002,933	19,752,933

Weighted average common shares outstanding - fully diluted	18,002,933	45,852,933

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.
(Formerly Tactica International, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

									Total
							Additional		Deficiency in
	Series E		Series G				Paid-In	Accumulated	Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Capital	Deficit	Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 1, 2004	—	$—	—	$—	1,000	$77,000	$756,480	$(12,019,016)	$(11,185,536)

Exchange of net assets and liabilities, with previous majority shareholder of Tactica, for 100% of previous owners’ equity interest							6,198,587		6,198,587

Cancellation of Tactica International, Inc. shares					(1,000)	(77,000)	77,000		—

Issuance of shares in connection with merger with Diva Entertainment, Inc.					9,400,000	9,400			9,400

Receipt and subsequent cancellation of shares received in exchange for distribution of wholly-owned subsidiary to shareholder					(3,725,000)	(3,725)	3,725		—

Cancellation of shares previously issued in connection with merger with Diva Entertainment, Inc.					(1,209,000)	(1,209)	1,209		—

Issuance of shares in exchange for previously issued and outstanding shares held by Diva Entertainment, Inc. preferred shareholders					6,693,340	6,693			6,693

Issuance of shares in exchange for previous issued and outstanding shares held by Diva Entertainment, Inc. common shareholders					5,593,593	5,594			5,594

Issuance of preferred shares in connection with merger with Diva Entertainment, Inc.	261,000	261							261

Issuance of shares in exchange for services rendered					1,250,000	1,250	3,273,750		3,275,000

Issuance of shares in exchange for services rendered					1,750,000	1,750	4,583,250		4,585,000

Cancellation of previously issued shares in connection with services rendered					(1,750,000)	(1,750)	(4,583,250)		(4,585,000)

Issuance of preferred shares in exchange for previously incurred debt	574	1					3,632,159		3,632,160

Net loss								(16,197,364)	(16,197,364)

Balance at March 1, 2005	261,574	$262	—	$—	18,002,933	$18,003	$13,942,910	$(28,216,380)	$(14,255,205)

Issuance of stock warrants in connection with callable secured convertible note							64,429		64,429

Cost of beneficial conversion feature on note							1,935,571		1,935,571

Issuance of preferred shares			50,000	50			1,450		1,500

Net loss								(2,894,032)	(2,894,032)

Balance at May 31, 2005	261,574	$262	50,000	$50	18,002,933	$18,003	$15,944,360	$(31,110,412)	$(15,147,737)

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.
(Formerly Tactica International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended May 31,
	2005	2004
Net cash provided by (used in) operating activities	$(694,674)	$829,829
Net cash used in investing activities	—	(2,697)
Net cash provided by (used in) financing activities	1,790,009	(753,682)
Net increase in cash	1,095,335	73,450
Cash and cash equivalents at beginning of period	2,160	185,244
Cash and cash equivalents at end of period	$1,097,495	$258,694

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

IGIA, Inc., (the "Company", "Registrant" or "IGIA"), is incorporated under the laws of the State of Delaware. The Company designs, develops, imports, and distributes personal care and household products to major retailers and through direct marketing. We purchase our products from unaffiliated manufacturers most of which are located in the People's Republic of China and the United States.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended May 31, 2005 are not necessarily indicative of the results that may be expected for the year ending February 28, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated February 28, 2005 audited financial statements and footnotes thereto.

The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiaries, Tactica International, Inc. ("Tactica") and Shopflash, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Chapter 11 Reorganization

On October 21, 2004, Tactica, which accounted for all of the operations of the Company, filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). IGIA is not seeking bankruptcy protection. Tactica remains in possession of its assets and the management of its property as a debtor in possession under Sections 1107 and 1108 of the Bankruptcy Code.

On June 23, 2005, Tactica and the Committee of Tactica’s unsecured creditors agreed on the terms of a consensual plan of reorganization and on July 7, 2005, Tactica filed its formal plan of reorganization with the Bankruptcy Court and a hearing on the plan is scheduled for July 28, 2005. According to the plan terms, which is subject to approval by Tactica’s unsecured creditors and the Bankruptcy Court, upon its confirmation by the Bankruptcy Court, Tactica would distribute to unsecured creditors a lump sum cash payment and approximately 1,800,000 shares of IGIA’s common stock, as well as rights to certain legal claims.

On June 23, 2005, the Bankruptcy Court issued a final order approving a settlement and compromise (the “Innotrac Settlement”), under which Innotrac Corporation (“Innotrac”) has taken the inventory in exchange for full satisfaction of Tactica’s liability to Innotrac that was fixed at $3,000,000. See Note B.

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

Reclassification

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

NOTE B - INVENTORY

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

Innotrac held Tactica’s products at its Reno, Nevada facility under terms of the Stipulation and a first priority secured interest in the inventory. On June 23, 2005, the Bankruptcy Court issued the Innotrac Settlement, under which Innotrac has taken the inventory in exchange for full satisfaction of Tactica’s liability to Innotrac that was fixed at $3,000,000. Accordingly, the accompanying condensed consolidated balance sheet as of May 31, 2005 includes the inventory and liabilities associated with the Innotrac Settlement and $218,643 is recognized as a reorganization item in the accompanying condensed consolidated statement of operations for the three months ended May 31, 2005.

NOTE C - PRE-PETITION LIABILITIES

Under the Bankruptcy Code, Tactica’s liabilities as of the October 21, 2004 filing date are deemed pre-petition liabilities that are subject to a Court supervised and approved resolution. The Company carries pre-petition liabilities on the condensed consolidated balance sheet until such time as they are liquidated through the Stipulation and other bankruptcy proceedings.

Pre-petition liabilities are subject to compromise and consist of the following:

Accounts payable	$9,481,503
Accrued expenses	5,310,727
Prepayments received from customers	441,667
Advances under factoring facility	493,962
Note payable	111,989
$15,839,848

NOTE D- CALLABLE SECURED CONVERTIBLE NOTES

To obtain funding for the purpose of providing a loan to Tactica, in the form of debtor in possession financing and/or exit financing in the context of Tactica’s chapter 11 proceedings, the Company entered into a Securities Purchase Agreement with four accredited investors (“Investors” or “Selling Stockholders”) on March 23, 2005 for the sale of (i) $3,000,000 in Callable Secured Convertible Notes and (ii) warrants to buy 6,000,000 shares of common stock. The Company sold to third party investors $1,000,000 in Notes Payable on March 24, 2005 and, following the filing of the Company’s registration statement on April 14, 2005, an additional $1,000,000 on April 20, 2005. Additional Callable Secured Convertible Notes are expected to be sold following the Company’s registration statement being declared effective.

Accordingly, the Company has received net proceeds from the sales of $1,795,588, net of $204,412 of expenses and prepaid interest pursuant to the Securities Purchase Agreement, which the Company capitalized and amortized over the maturity period (three years) of the Callable Secured Convertible Notes.

The Callable Secured Convertible Notes bear interest at 8% and are convertible into the Company’s common stock, at the Investors' option, at the lower of (i) $0.04 or (ii) 50% of the average of the three lowest intra-day trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the Callable Secured Convertible Notes is due upon default. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.03 per share. In addition, the conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants will be adjusted in the event that the Company issues common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the Selling Stockholders’ position. The Selling Stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of the Company’s common stock such that the number of shares of common stock held by the Investors and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, the Company has granted the Investors registration rights and a security interest in substantially all of the Company’s assets and a security interest in its intellectual property.

A summary of Callable Secured Convertible Notes at May 31, 2005 is as follows:

May 31, 2005
Callable Secured Convertible Notes; 8% per annum; due three years from the dates of issuance; Noteholder has the option to convert unpaid note principal of the Company’s common stock at the lower of (i) $0.04 or (ii) 50% of the average of the three lowest intra-day trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The Company granted the noteholder a security interest in substantially all of the Company’s assets and intellectual property and registration rights.	$2,000,000

Debt Discount - beneficial conversion feature, net of accumulated amortization of $99,553 at May 31, 2005.	(1,836,018)

Total	$163,982
Less: current portion	-
$163,982

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the Callable Secured Convertible Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $1,935,571 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Callable Secured Convertible Notes. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (three years) as interest expense.

In connection with the placement of the Callable Secured Convertible Notes, the Company issued warrants granting the holders the right to acquire 4,000,000 shares of the Company’s common stock at $0.03 per share. The warrants expire five years from the issuance. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 0027”), the Company recognized the value attributable to the warrants in the amount of $64,429 to additional paid-in capital and a discount against the Callable Secured Convertible Notes. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.00%, a dividend yield of 0%, and volatility of 71%. The debt discount of $64,429 attributed to the value of the warrants issued was charged to interest expense.

In connection with assistance provided to the Company in arranging and concluding the funding, the Company has committed to issuing 3,000,000 shares of its common stock to a third party upon the effectiveness of the registration statement.

NOTE E- CAPITAL STOCK

We are authorized to issue 100,000,000 shares of Common Stock and 1,000,000 shares of preferred stock, of which 261,574 have been designated Series E Convertible Preferred Stock and 50,000 have been designated Series G Preferred Stock. As of May 31, 2005, we had issued and outstanding 18,002,933 shares of Common Stock, 261,574 shares of Series E Convertible Preferred Stock and 50,000 shares of Series G Preferred Stock.

Preferred Stock

Series G Preferred Stock

On March 31, 2005, we issued 25,000 shares of Series G Preferred Stock to each of Avi Sivan, the Chief Executive Officer of the Company, and Prem Ramchandani, the President of the Company. The Series G Preferred Stock was issued to Mr. Sivan and Mr. Ramchandani in consideration of the fact that in connection with the recent financing obtained by the Company, Mr. Sivan and Mr. Ramchandani agreed to pledge all of their equity ownership in the Company to secure the obligations of the Company. Without such pledge of equity, including a pledge of the Series G Preferred Stock by Mr. Sivan and Mr. Ramchandani, the transaction would not have been consummated. The stated value of the Series G Preferred Stock at the time of issuance was $0.03 per share.

As of May 31, 2005, there were 50,000 shares of Series G Preferred Stock issued and outstanding. Current holders of Series G Preferred Stock (i) have general ratable rights to dividends from funds legally available therefore, when, as and if declared by the Board of Directors; (ii) are entitled to share ratably in all assets available for distribution to stockholders upon liquidation, dissolution or winding up of our affairs; (iii) do not have preemptive, subscription or conversion rights, nor are there any redemption or sinking fund provisions applicable thereto; and (iv) are entitled to 10,000 votes per share on all matters on which stockholders may vote at all stockholder meetings. The Preferred Stock does not have cumulative voting rights.

Warrants

As of May 31, 2005, there were outstanding warrants to purchase 100,000 shares of common stock at $1.00 per share that are exercisable within a five-year period ending August 2, 2009 and 4,000,000 shares of common stock at $.03 per share that are exercisable within a five-year period ending March 23, 2010 through April 19, 2010.

Non-Employee Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of May 31, 2005:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 0.03	4,000,000	4.85	$0.03	4,000,000	$0.03
$ 1.00	100,000	4.18	1.00	100,000	1.00
	4,100,000	4.83	$0.05	4,100,000	$0.05

Transactions involving warrants issued to non-employees are summarized as follows:
	Number of Shares	Weighted Average Price Per Share

Outstanding at March 1, 2005	100,000	$1.00
Granted	4,000,000.03
Canceled or expired	--	--
Exercised	--	--
Outstanding at May 31, 2005	4,100,000	$.05

Warrants issued to non-employees did not result in any charge to operations. The significant assumptions used to determine the fair values, using a Black-Scholes option pricing model are as follows:
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.00%
Expected stock price volatility	71%
Expected dividend payout	--
Expected option life-years (a)	5.00

(a) The expected option life is based on contractual expiration dates.

NOTE F- CASH FLOWS

The following are non-cash transactions for the three months ended May 31, 2005:

On March 31, 2005, we issued 25,000 shares of Series G preferred stock to each of Avi Sivan, the Chief Executive Officer of the Company, and Prem Ramchandani, the President of the Company. The Series G Preferred Stock was issued to Mr. Sivan and Mr. Ramchandani in consideration of the fact that in connection with the recent financing obtained by the Company, Mr. Sivan and Mr. Ramchandani agreed to pledge all of their equity ownership in the Company to secure the obligations of the Company. Without such pledge of equity, including a pledge of the Series G Preferred Stock by Mr. Sivan and Mr. Ramchandani, the transaction would not have been consummated. The stated value of the Series G preferred stock at the time of issuance was $0.03 per share.

In connection with the sale of the Callable Secured Convertible Notes described in Note D, approximately $204,000 was withheld from the $2,000,000 of proceeds to pay certain expenses and to pre-pay interest. Further, a discount of $64,429 was attributable to the Callable Secured Convertible Notes and assigned to the value of the warrants.

NOTE G- SUBSEQUENT EVENTS

Pursuant to the June 23, 2005 Innotrac Settlement, Tactica’s $3,000,000 liability to Innotrac was discharged by the Bankruptcy Court in exchange for Tactica’s inventory held by Innotrac, which was carried at $2,781,357 on the Company’s condensed balance sheet at May 31, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2005

Statements in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document are statements which are not historical or current fact and constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms “may”, “will”, “potential”, “opportunity”, “believes”, “belief”, “expects”, “intends”, “estimates”, “anticipates” or “plans” to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company’s reports and registration statements filed with the Securities and Exchange Commission.

Comparison of the Three Months Ended May 31, 2005 To May 31, 2004

Results of Operations

Revenue

We, through our wholly-owned subsidiary Tactica, sell a variety of personal care and other products directly to consumers and to retailers. Tactica uses direct response television advertising extensively to promote sales. Tactica’s net sales for the three months ended May 31, 2005 were $1,825,208, a decrease of $4,759,725, or 72.3%, compared to net sales of $6,584,933 for the three months ended May 31, 2004.

We are currently focusing on generating revenue by selling our products directly to consumers through their responses to our television advertising. We are advertising our products that have indicated encouraging levels of  consumer acceptance, including our Singer-brand floor care products. Our direct response sales operation requires that we use cash to purchase, up to two weeks in advance, television advertising time to run our infomercials and to purchase, up to eight weeks in advance, products that we sell. Although our cash position improved as a result of our sale of $2,000,000 in Callable Secured Convertible Notes during the quarter ended May 31, 2005, we did not have sufficient time to use the additional cash to obtain all of the product needed to fulfill customer orders on hand, especially orders for our Singer® Lazer Storm vacuum cleaner. As a result, we are reducing our backlog, which was approximately $1,000,000 at May 31, 2005, by purchasing a greater volume of product and fulfilling remaining customer orders.

Continued sales of Tactica’s line of Singer® floor care products depends in part upon a third party license agreement for use of the Singer brand name. Tactica’s exclusive license for Singer® branded floor care products includes targets for royalty payments and promotional spending through December 31, 2004. Tactica is seeking additional time to achieve the targets. As a result of the shortfall in achieving the targets, the licensor has the option to continue, modify or terminate the license. Future sales of Singer® floor care products are dependent in part on our ability to continue the license under acceptable terms. We have the right to continue marketing our line of floor care products without use of the Singer trademark.

In the ordinary course of business, Tactica engages third parties to provide warehousing, sales order and credit card processing and fulfillment services. Innotrac provided these services to Tactica according to the Stipulation approved by the Bankruptcy Court on October 25, 2004. Following a subsequent dispute between the parties, Innotrac issued a default notice on January 18, 2005, ceased order processing services and refused to release Tactica’s inventory held in Innotrac’s warehouse. As a result, inventory that Tactica carried at $2,781,357 as of May 31, 2005 was not available for sale to customers throughout the quarter then ended. Such inventory is comprised primarily of products that Tactica had been selling at reduced prices to specialty retailers and was not promoting with Tactica’s infomercials.

Gross Profit

Our gross profit was $1,128,711 for the three months ended May 31, 2005 versus our gross profit of $3,796,671 for the three months ended May 31, 2004. The $2,667,960 decrease in gross profit is primarily the result of the decrease in revenue. Our gross profit percentage for quarter ended May 31, 2005 was 61.8%, as compared to 57.7% for the quarter ended May 31, 2004 when gross margins realized from sales of excess inventory to specialty retailers at reduced prices, including sales of products at below our cost in the quarter ended May 31, 2004.

Operating expenses

Operating expenses for the three months ended May 31, 2005 were $3,053,987, a decrease of $227,227 from $3,281,214, or 6.9% as compared to the three months ended May 31, 2004. We spent $1,162,354 or 39.0% less on selling, general and administrative expenses in the three months ended May 31, 2005 as compared to the three months ended May 31, 2004. We reduced operating costs by moving to less costly office space, by decreasing staff levels, and by restructuring sales compensation plans. The decrease was offset by a $935,127 or 310.4% increase in our media advertising spending in the three months ended May 31, 2005 as compared to the three months ended May 31, 2004. We use television infomercials and print advertisements to sell our products directly to consumers and to increase awareness of the products we sell to retailers. Media advertising requires Tactica to make upfront purchases, which we had moderated in recognition of our level of working capital.

Interest expense and other income / expense

We incurred net interest expense of $230,385 and $93,915 in three months ended May 31, 2005 and 2004, respectively, an increase of $136,470. Interest expense for the period ended May 31, 2005 consisted primarily of the amortization of the discount related to the beneficial conversion feature on the Callable Secured Convertible Notes of $99,553, amortization of the discount attributable to the value of the warrants of $64,429 and amortization of the related issue costs of $36,142. Interest expense for the period ended May 31, 2004 consisted primarily of Tactica’s line of credit with Helen of Troy which was eliminated on April 29, 2004.

Reorganization items

In the three months ended May 31, 2005, Tactica incurred $738,371 of expense in connection with its business restructuring and reorganization under chapter 11 including professional fees of $519,728 and a $218,643 one-time charge in connection with a June 23, 2005 settlement agreement with Innotrac that provides for, among other things, the consensual liquidation of inventory held by Innotrac and full settlement of Tactica’s $3,000,000 payable to Innotrac.

Net (Loss) Income

Our net loss for the three months ended May 31, 2005 was $2,894,032 in contrast to net income of $235,867 for the three months ended May 31, 2004. Our net loss is attributable to decreased revenue and gross profit as well as $738,371 of expenses incurred in connection with Tactica’s business restructuring and reorganization under chapter 11.

Our net loss per common share (basic and diluted) was ($0.16) and for the three months ended May 31, 2005 as compared to our $0.01 of net income per common share for the three months ended May 31, 2004.

The weighted average number of outstanding shares were 18,002,933 and 45,852,933 for the three months ended May 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

Overview

As of May 31, 2005, we had a $15.1 million working capital deficit and negative net worth of $15.1 million. Excluding pre-petition liabilities, net working capital was approximately $0.7 million as of May 31, 2005. As of February 28, 2005, we had a $14.4 million working capital deficit and negative net worth of $14.3 million. Excluding pre-petition liabilities, net working capital was approximately $1.2 million as of February 28, 2005. Our cash position at May 31, 2005 was $1,097,495 as compared to $2,160 as of February 28, 2005.

For the three months ended May 31, 2005 we generated a net cash flow deficit from operating activities of $694,674 consisting primarily of a net loss for the quarter then ended of $2,894,032, adjusted primarily for a $1,320,589 increase in customer pre-payments, a $898,521 increase in accounts payable and accrued expenses, of which $384,236 was attributable to bankruptcy professional fees, and an increase in prepayments of $449,209.

There were no investing activities during the quarter ended May 31, 2005. We expect capital expenditures to be nominal for fiscal 2006. These anticipated expenditures are for continued investments in property and equipment used in our business.

Cash provided by financing activities totaled $1,790,009 consisting mainly of proceeds from the sales of our Callable Secured Convertible Notes and common stock warrants further described below. We expect to generate an additional $1,000,000 in cash from further such sales in fiscal 2006, assuming that our registration is declared effective and other terms and conditions of the sale are satisfied.

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

Tactica’s Chapter 11 Reorganization

On June 23, 2005, Tactica and the Committee of Tactica’s unsecured creditors agreed on the terms of a consensual plan of reorganization. On July 7, 2005, Tactica filed its formal plan of reorganization with the Bankruptcy Court and a hearing on the plan is scheduled for July 28, 2005. According to the plan terms, which are subject to approval by Tactica’s unsecured creditors and the Bankruptcy Court, upon confirmation of Tactica’s plan by the Bankruptcy Court, Tactica would distribute a lump sum cash payment and approximately 1,800,000 shares of our common stock and the rights to certain legal claims. On June 23, 2005, the Bankruptcy Court issued a final order approving a settlement and compromise, under which Innotrac has taken the inventory in exchange for full satisfaction of Tactica’s liability to Innotrac that was fixed at $3,000,000.

Management shifted its focus away from selling the Innotrac inventory, which had low gross margins and insufficient contribution to current liquidity, and is increasing our direct response sales efforts.  We have been selling newly manufactured products directly to consumers through responses to our television advertising.  We are fulfilling our direct response orders through another fulfillment company, Brass Logistics LLC, a related party, and expect to use other fulfillment companies that could expand our capabilities. In addition, for those corporate customers that pre-pay their orders or establish letters of credit securing payment, we expect to continue selling newly-manufactured products that we direct ship to them from third party manufacturers.

Tactica is seeking to emerge from bankruptcy by generating profits from sales of its products to consumers through response to our television advertising of select Singer® and IGIÁ® products that have demonstrated encouraging levels of consumer acceptance. Tactica plans to use proceeds from these direct response sales to increase purchases of the goods from manufacturers, buy additional television airtime to run our advertisements, pay for fulfillment services and fund its plan of reorganization and exit from bankruptcy. We reduced operating costs by moving to less costly office space, by decreasing staff levels, and by restructuring sales compensation plans. In addition, our sales to retail customers are reduced by our limited working capital and their adverse response to our bankruptcy, which has enabled us to reduce operations that were not generating liquidity.

Continued sales of Tactica’s line of Singer® floor care products depends, in part, upon a third party license agreement for use of the Singer brand name. Tactica’s exclusive license for Singer® branded floor care products includes targets for royalty payments and promotional spending through December 31, 2004. As a result of the shortfall in achieving the targets, the licensor has the option to continue, modify or revoke the license. Future sales of Singer® floor care products are dependent, in part, on our ability to continue the license under acceptable terms. In the event that the Singer® license is not retained, we would expect that it would not have a material impact on our future results of operations and cash flows from operations. The Singer license is a brand license that we apply to products we have manufactured for us. We can use other brand names to market our floor care products through our informercials.

Tactica’s ability to emerge from bankruptcy is dependent on several factors, including but not limited to, its ability to: generate liquidity from operations; satisfy its ongoing operating costs on a timely basis; develop an acceptable exit plan; receive requisite approval from Tactica’s pre-petition creditors and the Bankruptcy Court of a settlement of the bankruptcy case; and pay all administrative costs incurred in bankruptcy prior to emergence.

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

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

Financing

To obtain initial debtor in possession financing following Tactica’s bankruptcy filing, on December 8, 2004, Tactica entered into a Credit Agreement with Tactica Funding 1, LLC (“Tactica Funding”), under which Tactica Funding agreed to provide Tactica with a secured loan of up to an aggregate principal amount of $300,000 (the “Loan”), to provide funds for Tactica’s continued ordinary course of operations and working capital needs, as evidenced by a promissory note. The Loan bears interest at a rate of 9% per annum and is payable monthly. Notwithstanding the foregoing, the Loan bears a default rate of interest of 12% per annum. The entire principal was due and payable on February 28, 2005. As security for the Loan, Tactica granted to Tactica Funding a first priority security interest in substantially all of the assets of Tactica, except as to permitted liens for which the Tactica Funding security interest is junior and subordinate, including Innotrac and certain carve out expenses that Tactica incurs for professional fees and other bankruptcy case matters. Pursuant to the Credit Agreement, Tactica’s default of the Stipulation was an event of default on the Loan. Tactica Funding agreed not to take action on the default and to further subordinate the Loan to subsequent financing.

To obtain additional funding for the purpose of providing a loan to Tactica, in the form of debtor in possession financing and exit financing in the context of Tactica’s chapter 11 proceedings, we entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC on March 23, 2005 for the sale of (i) $3,000,000 in callable secured convertible notes and (ii) warrants to buy 6,000,000 shares of our common stock. These shares are the subject of our registration statement that is currently on file. Provided that the terms and conditions of the Securities Purchase Agreement are satisfied, the investors are obligated to provide us with an aggregate of $3,000,000 as follows:

•	$1,000,000 was disbursed on March 24, 2005;

•	$1,000,000 was disbursed on April 20, 2005 following the filing of our registration statement on April 14, 2005; and

•	$1,000,000 will be disbursed following our registration statement being declared effective.

Accordingly, we have received a total of $1,795,588 in net proceeds after deducting $204,412 of expenses and prepaid interest pursuant to the Securities Purchase Agreement. The funds from the sale of the Callable Secured Convertible Notes have been and will be used to provide a loan to Tactica and for business development purposes, business acquisitions, working capital needs, pre-payment of interest, and payment of consulting, accounting and legal fees.

The Callable Secured Convertible Notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.04 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the Callable Secured Convertible Notes is due upon default under their terms. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.03 per share. In addition, the conversion price of the secured convertible notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder’s position. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

Since the conversion price will be less than the market price of the common stock at the time the Callable Secured Convertible Notes are issued, we recognized a $1,935,571 charge relating to the beneficial conversion feature of the Callable Secured Convertible Notes during the quarter ended May 31, 2005 when $2,000,000 of Callable Secured Convertible Notes were issued. In addition, in connection with services provided to us in arranging and concluding the funding, we have committed to issuing 3,000,000 shares of our common stock to a third party upon the effectiveness of our registration statement. The shares were valued at $0.03 per share which represents the fair value of the services received, which did not differ materially from the shares to be issued based on their value at the time the services were incurred. As a result, we recognized a $90,000 charge to operating expenses for the quarter ended May 31, 2005.

We will still need additional investments in order to continue operations to cash flow break even. Additional investments, including $1,000,000 to be received under the Securities Purchase Agreement should our registration statement that we filed on April 14, 2005 be declared effective, are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again.

The independent auditor's report on our February 28, 2005 financial statements included in our Form 10-KSB states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

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

Risks Relating to Our Business:

The Chapter 11 Reorganization Plan May Not be Approved and the Bankruptcy Has Had A Material Negative Effect on Our Business, Financial Condition And Results of Operations.

In October 2004, Tactica, our operating subsidiary filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Tactica did not have sufficient working capital to operate its business and was unable to obtain financing. As described under “Liquidity and Capital Resources” there are numerous reasons why Tactica may be unable to emerge from bankruptcy. Tactica filed its plan of reorganization with the Bankruptcy Court on July 7, 2005. There is no assurance that the plan will be approved by the requisite majority of unsecured creditors or the Bankruptcy Court. In such event, we would seek to find a strategic merger, acquisition or sale of assets or otherwise be forced to discontinue Tactica’s operations..

Auditors Have Expressed Substantial Doubt About Our Ability To Continue As A Going Concern.

In their report dated June 15, 2005, Russell Bedford Stefanou Mirchandani LLP stated that the financial statements of IGIA for the year ended February 28, 2005 were prepared assuming that IGIA would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of Tactica having filed for bankruptcy protection on October 21, 2004, its recurring losses from operations and our net capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit. Our continued net operating losses and stockholders’ deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

IGIA Faces Potential Fluctations in Quarterly Operating Results.

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

Our common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol IGAI.OB. As of July 20, 2005, there were 18,002,933 shares of Common Stock outstanding.

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

We May Not Be Able To Manage Our Growth Effectively.

Our future success will be highly dependent upon our ability to successfully manage the expansion of our operations. Our ability to manage and support our growth effectively will be substantially dependent on our ability: to implement adequate improvements to financial and management controls, reporting and order entry systems, and other procedures and to hire sufficient numbers of financial, accounting, administrative, and management personnel. Our expansion and the resulting growth in the number of our employees would result in increased responsibility for both existing and new management personnel. We are in the process of establishing and upgrading our financial accounting and procedures. We may not be able to identify, attract, and retain experienced accounting and financial personnel. Our future operating results will depend on the ability of our management and other key employees to implement and improve our systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. We may not be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on its business, results of operations, and financial condition.

Our Success Is Dependent On Our Ability To Address Market Opportunities.

Our future success depends upon our ability to address potential market opportunities while managing our expenses to match our ability to finance our operations. This need to manage our expenses will place a significant strain on our management and operational resources. If we are unable to manage our expenses effectively, we may be unable to finance our operations. By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition and would prevent us from being able to utilize potential market opportunities.

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

On March 23, 2005, we entered into a Securities Purchase Agreement for the sale of an aggregate of $3,000,000 principal amount of callable secured convertible notes. However, there can be no assurance that we will generate adequate revenues from operations. Failure to generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our products. Accordingly, we may be required to obtain additional private or public financing including debt or equity financing and there can be no assurance that such financing will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

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

The Sales Of Our Products Have Been Very Volatile And Our Results Of Operations Could Fluctuate Materially.

The sales of certain of our products rely on television advertising and direct response marketing campaigns. In addition, some of our products have short life cycles. This leads to volatility in our revenues and results of operations. For example, our net sales for the fiscal year ended February 28, 2005 decreased by approximately 71.4% as compared with the fiscal year ended February 29, 2004 and we incurred a $16,197,364 loss for the fiscal year ended February 28, 2005. This was primarily caused by substantially reduced sales. In addition, as part of our April 2004 purchase agreement with Helen of Troy, or HoT, HoT acquired the right to market and sell Epil-Stop, one of our most popular products, in the United States and assumed the liabilities associated with United States sales of the Epil-Stop product. We therefore expect that our sales could continue to decline or be volatile and as a result, our financial position could be adversely affected.

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

A significant portion of our sales revenue is derived from sales of products under licensed trademarks. As the percentage of our sales of such products increases, we will become increasingly dependent upon the continued use of such trademarks. On April 29, 2004, HoT acquired the Epil-Stop brand from us and granted us a three-year license to market Epil-Stop products outside of North America, Central America, South America and the Caribbean. Actions taken by licensors, such as Singer and HoT and other third parties, with respect to products we license from them could greatly diminish the value of any of our licensed trademarks. If we are unable to develop and sell products under existing or newly acquired licensed trademarks or the value of the trademarks were diminished by the licensor or third parties, the effect on our business, financial condition and results of operations could be materially adversely effected.

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

We Purchase Essential Services And Products From Third Parties, Which If Interrupted, Could Have A Material Impact On Our Ability To Operate.

We currently outsource significant portions of our business functions, including, but not limited to, warehousing, customer service, inbound call center functions and payment processing for all direct response sales, customer order fulfillment, and product returns processing and shipping. From time to time we have experienced interruptions in these essential services for varying periods of time and future interruptions can and will occur. If such interruptions occur for extended periods of time, our operations may be materially adversely affected. Many of our products are produced in South China. Should we experience any interruption or interference with the operations of the third party suppliers of goods and services, we might experience a shortage of inventory. This type of shortage could have a material adverse effect on our financial position, results of operations, and cash flow.

Our Direct Response Sales Operation Is Dependent On Having Adequate Credit Card Activity Processing Capacity With The Major Credit Card Companies And A Credit Card Processor.

A third party credit card processor regulates our daily credit card sales order volume and sets limits as to the maximum daily sales volume it will process. In addition, credit card companies, such as Visa and MasterCard, and credit card processors typically maintain a record of the level of customer requests to have charges for our products reversed (chargebacks). The credit card companies and processors may impose deposit requirements, fine us for “high chargeback levels”, modify our daily sales volume limit, or even discontinue doing business with us. The direct response business is known for relatively high chargeback levels and we have experienced periods of higher than accepted levels of chargeback activity that has led to fines and disruptions in credit card processing of customer orders. We endeavor to maintain reasonable business practices and customer satisfaction which, in part, contribute to lower levels of chargeback activity. Nevertheless, excess chargeback activity could result in our being unable to have customers pay us using credit cards.

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

Our Company And/Or Our Former Management May Be Subject To Fines, Sanctions And/Or Penalties Of An Indeterminable Nature As A Result Of Potential Violations Of Federal Securities Laws In Connection With The Amendment Of Our Certificate Of Incorporation To Increase Our Shares Of Common Stock From 20,000,000 To 100,000,000 On June 8, 2004.

On May 27, 2004, the shareholders holding a majority of our outstanding common stock voted to increase our authorized common stock to 100,000,000 shares. On June 8, 2004, prior to mailing the required information statement, we filed a certificate of amendment with the Delaware Secretary of State to increase the number of shares of common stock we are authorized to issue. As a result, we filed the certificates of amendment prior to fully complying with all Federal securities laws. Due to the aforementioned, we may be subject to fines, sanctions and/or penalties.

Our Company and/or our former management may be Subject to Fines, Sanctions and/or Penalties of an Indeterminable Nature as a Result of Potential Violations of Federal Securities Laws in Connection With the Distribution of Shares of its Subsidiary Prima.

IGIA declared a dividend to its stockholders of record on May 28, 2004, such dividend comprised all of its shares of Prima. IGIA’s Board of Directors declared that 90% of the Prima shares be issued pro-rata to IGIA’s preferred common stockholders as of the record date and that 10% of the Prima shares be issued pro-rata to IGIA’s common preferred stockholders as of the record date. However, at the time of the distribution IGIA neglected to provide adequate information to its shareholders with respect to such distribution, did not distribute the shares to all of its shareholders on a pro-rata basis and did not register the shares under the Exchange Act until the filing of a Form 10-SB12G on March 1, 2005 by Prima. Due to the aforementioned, shares were issued without registration pursuant to the Securities Act of 1933, as amended, or without relying upon a valid exemption from registration. Therefore we may be subject to fines, sanctions and/or penalties.

Risks Relating to Our Current Financing Arrangement:

There Are A Large Number Of Shares Underlying Our Callable Secured Convertible Notes And Warrants That May Be Available For Future Sale And The Sale Of These Shares May Depress The Market Price Of Our Common Stock.

As of July 20, 2005, we had 18,002,933 shares of common stock issued and outstanding and callable secured convertible notes outstanding or an obligation to issue callable secured convertible notes that may be converted into an estimated 272,727,273 shares of common stock at current market prices, and outstanding warrants or an obligation to issue warrants to purchase 6,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding callable secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of Our Callable Secured Convertible Notes Could Require Us To Issue A Substantially Greater Number Of Shares, Which Will Cause Dilution To Our Existing Stockholders.

Our obligation to issue shares upon conversion of the Callable Secured Convertible Notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the Callable Secured Convertible Notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the current conversion price, as of July 20, 2005 of $0.022.

% Below	Price Per	With Discount	of Shares	Outstanding
Market	Share	at 50%	Issuable	Stock

25%	$.0165	$.0083	363,636,364	95.28%
50%	$.0110	$.0055	545,454,545	96.80%
75%	$.0055	$.0028	1,090,909,091	98.38%

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

The issuance of shares upon conversion of the callable secured convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their callable secured convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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

OFF BALANCE SHEET ARRANGEMENTS

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

ITEM 3. CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

As of February 28, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(d) and 15d-15(d) under the Exchange Act.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of February 28, 2005 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d), our management, including the Chief Executive Officer and Chief Financial Officer, respectively also conducted an evaluation of our internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the preparation of the our financial statements as of and for the year ended February 28, 2005, we concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, we initiated the changes in internal control also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Deficiencies and Corrective Actions Relating to Our Internal Controls over Financial Reporting and Disclosure Controls and Procedures

During the course of the audit of our February 28, 2005 financial statements, our registered independent public accounting firm identified certain material weaknesses relating to our internal controls and procedures within the areas of revenue recognition, accounts payable, cash disbursements, inventory accounting and document retention. Certain of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

In order to review the financial condition and prepare the financial disclosures in this document, the Company’s officers have been responding to recommendations from the Company’s auditors to properly and accurately account for the financial information contained in this Form 10-QSB. Detailed validation work was done by internal personnel with respect to all consolidated balance sheet account balances to substantiate the financial information that is contained in this Form 10-QSB. Additional analysis was performed on consolidated income statement amounts and compared to prior period (both year over year and consecutive period) amounts for reasonableness. Management is in the process of implementing a more effective system of controls, procedures and other changes in the areas of revenue recognition, cash disbursements, account reconciliation and document control to insure that information required to be disclosed in this quarterly report on Form 10-QSB has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and has developed procedures to address them to the extent possible given limitations in financial and manpower resources. Among the changes being implemented are:

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
Our officers have been working with the Board of Directors to address recommendations from our registered independent public accounting firm regarding deficiencies in the disclosure controls and procedures. We are currently engaged in the implementation of new internal control procedures. Management expects that new associated procedures, once implemented, will correct the deficiencies and will result in disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act, that will timely alert the Chief Executive Officer and Chief Financial Officer to material information relating to our company required to be included in our Exchange Act filings.

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

On October 21, 2004, Tactica, which accounted for all of the operations of the Company, filed a voluntary petition for relief under Chapter 11 of Title 11 of the Bankruptcy Code in the Bankruptcy Court. IGIA is not seeking bankruptcy protection. Tactica remains in possession of its assets and the management of its property as a debtor in possession under Sections 1107 and 1108 of the Bankruptcy Code.

On June 23, 2005, Tactica and the Committee of Tactica’s unsecured creditors agreed on the terms of a consensual plan of reorganization. On July 7, 2005, Tactica filed its formal plan of reorganization with the Bankruptcy Court and a hearing on the plan is scheduled for July 28, 2005. According to the plan terms, which are subject to approval by Tactica’s unsecured creditors and the Bankruptcy Court, upon confirmation of Tactica’s plan by the Bankruptcy Court, Tactica would distribute cash, approximately 1,800,000 shares of our common stock and the rights to certain legal claims. On June 23, 2005, the Bankruptcy Court issued a final order approving a settlement and compromise, under which Innotrac has taken the inventory in exchange for full satisfaction of Tactica’s liability to Innotrac that was fixed at $3,000,000.

Item 2. Changes in Securities.

(a)	During the period covered by this report, we issued shares of our Common and Preferred Stock as follows:

On March 31, 2005, we issued 25,000 shares of our Series G preferred stock to each of Avi Sivan, the Chief Executive Officer of the Company, and Prem Ramchandani, the President of the Company. The Series G Preferred Stock was issued to Mr. Sivan and Mr. Ramchandani in consideration of the fact that in connection with the recent financing we obtained, Mr. Sivan and Mr. Ramchandani agreed to pledge all of their equity ownership in our Company to secure our obligations. Without such pledge of equity, including a pledge of the Series G Preferred Stock by Mr. Sivan and Mr. Ramchandani, the transaction would not have been consummated. The stated value of the Series G preferred stock at the time of issuance was $0.03 per share

To obtain funding for the purpose of providing a loan to Tactica, in the form of debtor in possession financing and/or exit financing in the context of Tactica’s chapter 11 case subject to Bankruptcy Court approval, we entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC on March 23, 2005 for the sale of (i) $3,000,000 in callable secured convertible notes and (ii) warrants to buy 6,000,000 shares of our common stock. These shares are the subject of our registration statement that is currently on file. Provided that the terms and conditions of the Securities Purchase Agreement are satisfied, the investors are obligated to provide us with an aggregate of $3,000,000 as follows:

•	$1,000,000 was disbursed on March 24, 2005;

•	$1,000,000 was disbursed on April 20, 2005; and

•	$1,000,000 will be disbursed within five days of our registration statement that we filed on April 14, 2005 being declared effective.

Accordingly, we have received a total of  $1,795,588 in net proceeds after deducting $204,412 of expenses and prepaid interest pursuant to the Securities Purchase Agreement. The funds from our sale of the Callable Secured Convertible Notes have been and will be used to provide a loan to Tactica and for business development purposes, business acquisitions, working capital needs, pre-payment of interest, and payment of consulting, accounting and legal fees.

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

In addition, in connection with services provided to us in arranging and concluding the funding, we committed to issuing 3,000,000 shares of our common stock to a third party upon the effectiveness of our registration statement.

(b)	None

(c)
The following table provides information about purchases by our Affiliated purchasers and us during the quarter ended May 31, 2005 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Total Number of Shares
			(or Units) Purchased as	Maximum Number (or Approximate
	Total Number of		Part of Publicly	Dollar Value) of Shares (or Units)
	Shares (or Units)	Average Price Paid	Announced Plans or	that May Yet Be Purchased Under the
Period	Purchased)	per Share (or Unit)	Programs (1)	Plans or Programs (1)
03/01/05 - 03/31/05	—	$—	—	$—
04/01/05 - 04/30/05	—	—	—	—
05/01/05 - 05/31/05	—	—	—	—

(1) We have not entered into any plans or programs under which we may repurchase its common stock.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on From 8-K

(a)	Exhibits

	31.1	Certification of the Chief Executive Officer of IGIA, Inc. pursuant to Exchange Act Rule 15d-14(a)

	31.2	Certification of the Chief Financial Officer of IGIA, Inc. pursuant to Exchange Act Rule 15d-14(a)

	32.1	Certification of the Chief Executive Officer of IGIA, Inc. pursuant to 18 U.S.C. 1350

	32.2	Certification of the Chief Financial Officer of IGIA, Inc. pursuant to 18 U.S.C. 1350

(a)	Reports filed on Form 8-K during the three months ended May 31, 2005

A report dated April 21, 2005 was filed reporting the sale of $1,000,000 in IGIA’s notes and $2,000,000 in warrants and the execution of a material definitive agreement.

A report dated April 1, 2005 was filed reporting the unregistered sale of equity securities consisting of Series G Preferred Stock.

A report dated March 29, 2005 was filed reporting the sale of $1,000,000 in IGIA’s notes and $2,000,000 in warrants and the execution of a material definitive agreement.

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGIA, Inc.

Date: July 20, 2005	By:	/s/ Avi Sivan
Chief Executive Officer