Form 10QSB/A
period 2005-05-31
IGIA, Inc.
filed 2005-09-30
CIK 919603

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

Evaluation of Disclosure Controls and Procedures

In connection with the fiscal year ended February 28, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(d) and 15d-15(d) under the Exchange Act.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of February 28, 2005. Subsequently, we used new financing obtained in the fiscal quarter ended May 31, 2005 to drive our business model using direct response sales which requires additional disclosure controls and procedures. As a result, management carried out an additional evaluation of the design and operation of our system of disclosure controls and procedures. Management concluded that improvements were needed and controls and procedures were not adequately effective as of May 31, 2005 to ensure timely reporting with the Securities and Exchange Commission.

Our management is in the process of more fully identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d), our management, including the Chief Executive Officer and Chief Financial Officer, respectively also conducted an evaluation of our internal controls over financial reporting to determine whether any changes occurred during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the preparation of our financial statements as of and for the quarter ended May 31, 2005, we concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, we initiated the changes in internal control also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

In order to review the financial condition and prepare the financial disclosures in this document, the Company’s officers have been responding to recommendations from the Company’s auditors to properly and accurately account for the financial information contained in this Form 10-QSB/A. Detailed validation work was done by internal personnel with respect to all consolidated balance sheet account balances to substantiate the financial information that is contained in this Form 10-QSB/A. Additional analysis was performed on consolidated income statement amounts and compared to prior period (both year over year and consecutive period) amounts for reasonableness. Management is in the process of implementing a more effective system of controls, procedures and other changes in the areas of revenue recognition, cash disbursements, account reconciliation and document control to insure that information required to be disclosed in this quarterly report on Form 10-QSB/A has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and has developed procedures to address them to the extent possible given limitations in financial and manpower resources. Among the changes being implemented are:

Revenue recognition
•	Criteria and procedures established to reconcile invoicing and shipping records
•	Criteria and procedures established to reconcile direct response sales activity records
•	Control function established to review and monitor compliance to new procedures
•	Improved document control and file check out procedures

Cash Disbursements and liability recognition
•	Document control system established and monitored for compliance
•	Cut off procedures formalized and consistently applied
•	Centralized departmental budgets and accountability established
•	Purchasing procedures have been formalized and implementation has begun

Account Reconciliations
•	Procedures established and personnel assigned to reconcile key accounts on a timely basis
•	Control function added to review reconciliations

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

We used new financing obtained in the fiscal quarter ended May 31, 2005 to drive our business model using direct response sales which requires additional disclosure controls and procedures that we are currently engaged in the implementing.

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

IGIA, Inc.

Date: September 28, 2005	By:	/s/ Avi Sivan
Chief Executive Officer