Form 10QSB
period 2005-08-31
IGIA, Inc.
filed 2005-10-17
CIK 919603

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO
      ____________.


                        Commission file number 000-23506


                                   IGIA, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                   33-0601498
    (State or jurisdiction of                (IRS Employer Identification No.)
  incorporation or organization)


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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

         As of October 14, 2005, the Registrant had 18,002,933 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ended August 31, 2005

                                Table of Contents
                                                                            Page

 Item 1. Financial Statements (Unaudited)
     Condensed Consolidated Balance Sheet as of August 31, 2005:               1
     Condensed Consolidated Statements of Operations for the Three Months
         and Six Months Ended August 31, 2005:                                 2
     Condensed Consolidated Statement of Changes in Deficiency in
         Stockholders' Equity for the Eighteen Months Ended August 31, 2005: 3 Condensed Consolidated Statements of Cash Flows for the Six Months
         Ended August 31, 2005 and 2004:                                       4
     Notes to Condensed Consolidated Financial Statements August 31, 2005:  5-10
 Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                   11-26
 Item 3. Controls and Procedures                                           26-28
PART II. OTHER INFORMATION
 Item 1. Legal Proceedings                                                 28-29
 Item 2. Changes in Securities                                             29-30
 Item 3. Defaults upon Senior Securities                                      30
 Item 4. Submission of matters to a vote of security holders                  30
 Item 5. Other information                                                    31
 Item 6. Exhibits                                                             31

Signatures
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Item 1. Financial Statements

The following unaudited Condensed Consolidated Financial Statements as of August 31, 2005 and for the three and six months ended August 31, 2005 and 2004 have been prepared by IGIA, Inc., a Delaware corporation.

                                   IGIA, INC.
                     (Formerly Tactica International, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                        August 31,
                                        ASSETS                                             2005
                                                                                       ------------
CURRENT ASSETS:
Cash                                                                                   $     61,073
Accounts receivable, net of allowance for doubtful accounts of $2,534,029                 2,319,415
Inventories                                                                               1,173,410
Prepaid advertising                                                                         751,090
Other current assets                                                                        291,365
                                                                                       ------------
   Total current assets                                                                   4,596,353
Property and equipment, net of accumulated depreciation of $383,746                         112,294
Other asset                                                                                  35,054
                                                                                       ------------
    Total Assets                                                                       $  4,743,701
                                                                                       ============
                  LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Pre-petition liabilities                                                               $ 12,912,786
Accounts payable                                                                          2,720,668
Customer advances                                                                         2,352,165
Accrued expenses                                                                          1,428,958
Note payable                                                                                300,000
                                                                                       ------------
   Total current liabilities                                                             19,714,577
                                                                                       ------------
Callable Secured Convertible Notes Payable, net of discount of $1,671,136                   328,864
                                                                                       ------------
DEFICIENCY IN STOCKHOLDERS' EQUITY:
Preferred stock, Series E, par value $0.001 per share; 261,574 shares authorized,
issued and outstanding                                                                          262
Preferred stock, Series G, par value $0.001 per share; 50,000 shares authorized,
issued and outstanding                                                                           50
Common stock, par value $ 0.001 per share; 100,000,000 shares authorized, 18,002,933
shares issued and outstanding                                                                18,003
Additional paid -in- capital                                                             15,944,360
Accumulated deficit                                                                     (31,262,415)
                                                                                       ------------
   Total Deficiency in Stockholders' Equity                                             (15,299,740)
                                                                                       ------------
Total Liabilities and Deficiency in Stockholders' Equity                               $  4,743,701
                                                                                       ============

       See accompanying footnotes to the unaudited condensed consolidated financial statements

                                   IGIA, INC.
                     (Formerly Tactica International, Inc.)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended August 31,  Six Months Ended August 31,
                                                                 2005            2004            2005            2004
                                                             ------------    ------------    ------------    ------------
REVENUES:
   Net sales                                                 $ 10,911,827    $  1,987,050    $ 12,737,035    $  8,571,983
   Cost of sales                                                3,023,860       2,190,781       3,720,357       4,979,044
                                                             ------------    ------------    ------------    ------------
   Gross profit (loss)                                          7,887,967        (203,731)      9,016,678       3,592,939
                                                             ------------    ------------    ------------    ------------

OPERATING EXPENSES:
   Media advertising                                            3,199,052          54,251       4,435,429         451,788
   Other selling, general and administrative                    4,334,150       2,822,678       6,151,760       5,706,354
   Financial advisory fee                                              --       3,275,000              --       3,275,000
                                                             ------------    ------------    ------------    ------------
   Total operating expenses                                     7,533,202       6,151,929      10,587,189       9,433,142
                                                             ------------    ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS                                     354,765      (6,355,660)     (1,570,511)     (5,840,203)
                                                             ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):
   Interest expense, net                                         (250,139)        (24,438)       (480,524)       (118,353)
   Other                                                           13,134          82,234          13,134         132,425
                                                             ------------    ------------    ------------    ------------
                                                                 (237,005)         57,796        (467,390)         14,072
                                                             ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE REORGANIZATION ITEMS AND INCOME TAXES        117,760      (6,297,864)     (2,037,901)     (5,826,131)
                                                             ------------    ------------    ------------    ------------

REORGANIZATION ITEMS:
   Professional fees                                             (488,406)             --      (1,008,134)             --
   Gain on settlement                                             218,643              --              --              --
                                                             ------------    ------------    ------------    ------------
                                                                 (269,763)             --      (1,008,134)             --
                                                             ------------    ------------    ------------    ------------
LOSS BEFORE  INCOME TAXES                                        (152,003)     (6,297,864)     (3,046,035)     (5,826,131)

Income taxes benefit                                                   --         235,866              --              --
                                                             ------------    ------------    ------------    ------------
NET LOSS                                                     $   (152,003)   $ (6,061,998)   $ (3,046,035)   $ (5,826,131)
                                                             ============    ============    ============    ============

Net loss per common share - basic                            $      (0.01)   $      (0.34)   $      (0.17)   $      (0.32)
                                                             ============    ============    ============    ============

Net loss per common share - fully diluted                    $      (0.01)   $      (0.34)   $      (0.17)   $      (0.32)
                                                             ============    ============    ============    ============

Weighted average common shares outstanding - basic             18,002,933      18,002,933      18,002,933      18,002,933
                                                             ============    ============    ============    ============

Weighted average common shares outstanding - fully diluted     18,002,933      18,002,933      18,002,933      18,002,933
                                                             ============    ============    ============    ============

       See accompanying footnotes to the unaudited condensed consolidated financial statements

                                   IGIA, INC.
                     (Formerly Tactica International, Inc.)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                   Series E              Series G                                                         Total
                                Preferred Stock       Preferred Stock      Common Stock     Additional                 Deficiency in
                              --------------------  ------------------- -------------------  Paid-In      Accumulated  Stockholders'
                                Shares     Amount    Shares    Amount     Shares    Amount   Capital        Deficit        Equity
                              --------- ----------  -------   --------- --------- --------- -----------  ------------  ------------
Balance at March 1, 2004             -- $       --       --   $     --      1,000 $  77,000 $   756,480  $(12,019,016) $(11,185,536)

Exchange of net assets
  and liabilities, with
  previous majority
  shareholder of Tactica,
  for 100% of previous
  owners' equity interest                                                                     6,198,587                   6,198,587

Cancellation of Tactica
  International, Inc.
  shares                                                                   (1,000)  (77,000)     77,000                          --

Issuance of shares in
  connection with merger
  with Diva
  Entertainment, Inc.                                                   9,400,000     9,400                                   9,400

Receipt and subsequent
  cancellation of shares
  received in exchange for
  distribution of
  wholly-owned subsidiary
  to shareholder                                                       (3,725,000)   (3,725)      3,725                          --

Cancellation of shares
  previously issued in
  connection with merger
  with Diva
  Entertainment, Inc.                                                  (1,209,000)   (1,209)      1,209                          --

Issuance of shares in
  exchange for previously
  issued and outstanding
  shares held by Diva
  Entertainment, Inc.
  preferred shareholders                                                6,693,340     6,693                                   6,693

Issuance of shares in
  exchange for previously
  issued and outstanding
  shares held by Diva
  Entertainment, Inc.
  common shareholders                                                   5,593,593     5,594                                   5,594

Issuance of preferred
  shares in connection
  with merger with Diva
  Entertainment, Inc.           261,000        261                                                                              261

Issuance of shares
  in exchange for
  services rendered                                                     1,250,000     1,250   3,273,750                   3,275,000

Issuance of shares in
  exchange for services
  rendered                                                              1,750,000     1,750   4,583,250                   4,585,000

Cancellation of
  previously issued
  shares in connection
  with services rendered                                               (1,750,000)   (1,750) (4,583,250)                 (4,585,000)

Issuance of preferred
  shares in exchange for
  previously incurred debt          574          1                                            3,632,159                   3,632,160

Net loss                                                                                                  (16,197,364)  (16,197,364)
                              --------- ----------  -------   -------- ---------- --------- -----------  ------------  ------------
Balance at March 1, 2005        261,574 $      262       --   $     -- 18,002,933 $  18,003 $13,942,910  $(28,216,380) $(14,255,205)

Issuance of stock
  warrants in connection
  with callable secured
  convertible notes                                                                             64,429                      64,429

Cost of beneficial
  conversion feature
  on notes                                                                                   1,935,571                   1,935,571

Issuance of
  preferred shares                                   50,000         50                           1,450                       1,500

Net loss                                                                                                  (3,046,035)   (3,046,035)
                              --------- ----------  -------   -------- ---------- --------- -----------  ------------  ------------
Balance at August 31, 2005      261,574 $      262   50,000   $     50 18,002,933 $  18,003 $15,944,360  $(31,262,415) $(15,299,740)
                              ========= ==========  =======   ======== ========== ========= ===========  ============  ============

       See accompanying footnotes to the unaudited condensed consolidated financial statements

                                   IGIA, INC.
                     (Formerly Tactica International, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Six Months Ended August 31,
                                                       2005            2004
                                                   ------------    ------------
Net cash used in operating activities              $ (1,724,373)   $   (356,674)
Net cash used in investing activities                    (6,723)         (3,078)
Net cash provided by financing activities             1,790,009         372,037
                                                   ------------    ------------
Net increase in cash                                     58,913          12,285
Cash and cash equivalents at beginning of period          2,160         185,244
                                                   ------------    ------------
Cash and cash equivalents at end of period         $     61,073    $    197,529
                                                   ============    ============

       See accompanying footnotes to the unaudited condensed consolidated financial statements

                                   IGIA, INC.
                     (formerly Tactica International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2005
                                   (UNAUDITED)

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month and six-month period ended August 31, 2005 are not necessarily indicative of the results that may be expected for the year ending February 28, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated February 28, 2005 audited financial statements and footnotes thereto.

         The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiaries, Tactica International, Inc. ("Tactica") and Shopflash, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Chapter 11 Reorganization

         On October 21, 2004, Tactica, which accounted for all of the operations of the Company, filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). IGIA is not seeking bankruptcy protection. Tactica remains in possession of its assets and the management of its property as a debtor in possession under Sections 1107 and 1108 of the Bankruptcy Code.

         Tactica, the Official Committee of Tactica's unsecured creditors, IGIA and Helen of Troy Limited agreed on the terms of a consensual plan of reorganization and Tactica filed its amended formal plan of reorganization with the Bankruptcy Court and a hearing on the plan is scheduled for October 18, 2005. According to the plan terms, which is subject to approval by Tactica's unsecured creditors and the Bankruptcy Court, upon its confirmation by the Bankruptcy Court, Tactica would distribute to unsecured creditors a lump sum cash payment and approximately 1,800,000 shares of IGIA's common stock, as well as rights to certain legal claims.

         On June 23, 2005, the Bankruptcy Court issued a final order approving a settlement and compromise (the "Innotrac Settlement"), under which Innotrac Corporation ("Innotrac") has taken the inventory in exchange for full satisfaction of Tactica's liability to Innotrac that was fixed at $3,000,000. See Note C.

Going Concern

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The bankruptcy petition, losses, negative working capital and net worth raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to obtain additional financing depends on the availability of its borrowing capacity, the success of its growth strategy and its future performance, each of which is subject to general economic, financial, competitive, legislative, regulatory, and other factors beyond the Company's control. The inability to obtain financing when required would have a material adverse effect on the Company and the implementation of its business plan. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reclassification

         Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

NOTE B - ACCOUNTS RECEIVABLE

         As of August 31, 2005 the Company has a $2,167,408 credit card holdback by the merchant bank that processes payments due for product sales. Such holdback amounts are based on the dollar amount of sales and are designed to allow the Company to receive the holdback cash, including earned interest for the Company, after customer refunds and chargebacks are cleared.

         In addition, the Company's accounts receivable include $152,007 in accounts due from retailers, which are net of a $2,534,029 allowance for doubtful accounts.

NOTE C - INVENTORY

         Inventories consist primarily of finished products held in public warehouses that are stated at the lower of cost or market, determined on a FIFO (first-in, first-out) basis. A product's cost is comprised of the amount that we pay our manufacturer for product, tariffs and duties associated with transporting product across national borders and freight costs associated with transporting the product from our manufacturers to our warehouse locations.

         Innotrac held Tactica's products at its Reno, Nevada facility under terms of the Stipulation and a first priority secured interest in the inventory. On June 23, 2005, the Bankruptcy Court issued the Innotrac Settlement, under which Innotrac has taken the inventory in exchange for full satisfaction of Tactica's liability to Innotrac that was fixed at $3,000,000. Accordingly, the accompanying condensed consolidated balance sheet as of August 31, 2005 excludes the inventory and liabilities associated with the Innotrac Settlement and $218,643 is recognized as a reorganization item in the accompanying condensed consolidated statement of operations for the three months ended August 31, 2005.

NOTE D - PRE-PETITION LIABILITIES

         Under the Bankruptcy Code, Tactica's liabilities as of the October 21, 2004 filing date are deemed pre-petition liabilities that are subject to a Court supervised and approved resolution. The Company carries pre-petition liabilities on the condensed consolidated balance sheet until such time as they are liquidated through the bankruptcy proceedings.

Pre-petition liabilities are subject to compromise and consist of the following:

Accounts payable                      $ 6,894,132
Accrued expenses                        4,949,794
Prepayments received from customers       440,045
Advances under factoring facility         512,737
Note payable                              116,078
                                      -----------
                                      $12,912,786
                                      ===========

NOTE E - CALLABLE SECURED CONVERTIBLE NOTES

         To obtain funding for the purpose of providing a loan to Tactica, in the form of debtor in possession financing and exit financing in the context of Tactica's chapter 11 proceedings, the Company entered into a Securities Purchase Agreement with four accredited investors ("Investors" or "Selling Stockholders") on March 23, 2005 for the sale of (i) $3,000,000 in Callable Secured Convertible Notes and (ii) warrants to buy 6,000,000 shares of common stock. The Company sold to third party investors $1,000,000 in Callable Secured Convertible Notes on March 24, 2005 and, following the filing of the Company's registration statement on April 14, 2005, an additional $1,000,000 on April 20, 2005. An additional $1,000,000 in Callable Secured Convertible Notes are expected to be sold following the Company's registration statement being declared effective.

         Accordingly, the Company has received net proceeds from the sales of $1,795,588, net of $204,412 of expenses and prepaid interest pursuant to the Securities Purchase Agreement, which the Company capitalized and amortizes over the maturity period (three years) of the Callable Secured Convertible Notes.

         The Callable Secured Convertible Notes bear interest at 8% and are convertible into the Company's common stock, at the Investors' option, at the lower of (i) $0.04 or (ii) 50% of the average of the three lowest intra-day trading prices for the common stock on a principal market for the 20 trading days before, but not including, the conversion date. The full principal amount of the Callable Secured Convertible Notes is due upon default. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.03 per share. In addition, the conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants will be adjusted in the event that the Company issues common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the Selling Stockholders' position. The Selling Stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by the Investors and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, the Company has granted the Investors registration rights and a security interest in substantially all of the Company's assets and a security interest in its intellectual property.

         A summary of Callable Secured Convertible Notes at August 31, 2005 is as follows:

                                                               August 31, 2005

  Callable Secured Convertible Notes; 8% per annum;
  due three years from the dates of issuance;
  Noteholder has the option to convert unpaid note
  principal of the Company's common stock at the
  lower of (i) $0.04 or (ii) 50% of the average of
  the three lowest intra-day trading prices for the
  common stock on a principal market for the 20
  trading days before, but not including, the
  conversion date. The Company granted the
  noteholder a security interest in substantially
  all of the Company's assets and intellectual
  property and registration rights.                             $  2,000,000

  Debt Discount - beneficial conversion feature, net
  of accumulated amortization of $264,435 at August
  31, 2005.                                                       (1,671,136)
                                                                ------------

  Total                                                         $    328,864
  Less: current portion                                                   --
                                                                ------------
                                                                $    328,864
                                                                ============

         In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Callable Secured Convertible Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $1,935,571 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Callable Secured Convertible Notes. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (three years) as interest expense.

         In connection with the placement of the Callable Secured Convertible Notes, the Company issued warrants granting the holders the right to acquire 4,000,000 shares of the Company's common stock at $0.03 per share. The warrants expire five years from the issuance. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF - 0027"), the Company recognized the value attributable to the warrants in the amount of $64,429 to additional paid-in capital and a discount against the Callable Secured Convertible Notes. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.00%, a dividend yield of 0%, and volatility of 71%. The debt discount of $64,429 attributed to the value of the warrants issued was charged to interest expense.

         In connection with assistance provided to the Company in arranging and concluding the funding, the Company has committed to issuing 3,000,000 shares of its common stock to a third party upon the effectiveness of the registration statement. The shares were valued at $0.03 per share which represents the fair value of the services received, which did not differ materially from the shares to be issued based on their value at the time the services were incurred. As a result, we recognized a $90,000 charge to operating expenses for the six months ended August 31, 2005.

NOTE F - CAPITAL STOCK

         We are authorized to issue 100,000,000 shares of common stock and 1,000,000 shares of preferred stock, of which 261,574 have been designated Series E convertible preferred stock and 50,000 have been designated Series G preferred stock. As of August 31, 2005, we had issued and outstanding 18,002,933 shares of common stock, 261,574 shares of Series E convertible preferred stock and 50,000 shares of Series G preferred stock.

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

         As of August 31, 2005, there were 50,000 shares of Series G preferred stock issued and outstanding. Current holders of Series G preferred stock (i) have general ratable rights to dividends from funds legally available therefrom, when, as and if declared by the Board of Directors; (ii) are entitled to share ratably in all assets available for distribution to stockholders upon liquidation, dissolution or winding up of our affairs; (iii) do not have preemptive, subscription or conversion rights, nor are there any redemption or sinking fund provisions applicable thereto; and (iv) are entitled to 10,000 votes per share on all matters on which stockholders may vote at all stockholder meetings. The preferred stock does not have cumulative voting rights.

Warrants

         As of August 31, 2005, there were outstanding warrants to purchase 100,000 shares of common stock at $1.00 per share that are exercisable within a five-year period ending August 2, 2009 and 4,000,000 shares of common stock at $.03 per share that are exercisable within a five-year period ending March 23, 2010 through April 19, 2010.

Non-Employee Warrants

         The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of August 31, 2005:

                             Warrants Outstanding                       Warrants Exercisable
                   -------------------------------------------         ----------------------
                                                      Weighted                      Weighted
                                  Weighted Average    Average                       Average
Exercise         Number        Remaining Contractual  Exercise       Number         Exercise
 Prices        Outstanding         Life (Years)        Price       Exercisable       Price
 ------        -----------         ------------        -----       -----------       -----
 $ 0.03          4,000,000               4.60         $ 0.03         4,000,000      $ 0.03
 $ 1.00            100,000               3.93           1.00           100,000        1.00
                 ---------                                           ---------
                 4,100,000               4.58         $ 0.05         4,100,000      $ 0.05
                 =========                                           =========

         Transactions involving warrants issued to non-employees are summarized as follows:

                                                                Weighted
                                                                 Average
                                                 Number of      Price Per
                                                  Shares          Share
                                                 ----------    ----------
Outstanding at March 1, 2005                       100,000      $   1.00
      Granted                                    4,000,000           .03
      Canceled or expired                               --            --
      Exercised                                         --            --
                                                 ---------
Outstanding at August 31, 2005                   4,100,000      $    .05
                                                 =========

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

NOTE G - CASH FLOWS

         The following are non-cash transactions for the six months ended August 31, 2005:

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

         In connection with the sale of the Callable Secured Convertible Notes described in Note E, approximately $204,000 was withheld from the $2,000,000 proceeds to pay certain expenses and to pre-pay interest. Further, a discount of $64,429 was attributable to the Callable Secured Convertible Notes and assigned to the value of the warrants.

         In connection with the Innotrac Settlement discussed in Note C, Tactica exchanged its inventory in full satisfaction of its liability to Innotrac of $3,000,000. Accordingly, Tactica's inventory and liabilities associated with the Innotrac Settlement were reduced and a gain of $218,643 was recognized.

NOTE H - RELATED PARTY TRANSACTIONS

         Mr. Sivan and Mr. Ramchandani, stockholders of the Company, have an ownership interest in Prime Time Media, a company which has a pre-petition accounts payable from the Company in the amount of $455,734.

         Mr. Sivan and Mr. Ramchandani have an ownership interest in Brass Logistics LLC, a company which has a post-petition accounts payable in the amount of $1,015,636. The Company purchased $2,125,824 in services from Brass Logistics LLC in the six months ended August 31, 2005.

         Included in accrued expenses is $33,518 owed to Mr. Sivan for expenses he paid on the Company's behalf.

         On December 8, 2004, Tactica entered into a Credit Agreement with Tactica Funding 1, LLC ("Tactica Funding"), under which Tactica Funding agreed to provide Tactica with a secured loan of up to an aggregate principal amount of $300,000 (the "Loan"), to provide funds for Tactica's continued ordinary course of operations and working capital needs, as evidenced by a promissory note. The Loan bears interest at a rate of 9% per annum and is payable monthly. Notwithstanding the foregoing, the Loan bears a default rate of interest of 12% per annum. As of August 31, 2005, the Company owed $300,000 of note principal and $2,325 in accrued interest. As Security for the Loan, Tactica granted to Tactica Funding a first priority security interest in substantially all of the assets of Tactica, except as to permitted liens for which the Tactica Funding security interest is junior and subordinate, including the Callable Secured Convertible Notes and certain carve out expenses that Tactica incurs for professional fees and other bankruptcy case matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2005

         Statements in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document are statements which are not historical or current fact and constitute "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "may", "will", "potential", "opportunity", "believes", "belief", "expects", "intends", "estimates", "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

         Comparison of the Three and Six Months Ended August 31, 2005 to the Three and Six Months Ended August 31, 2004

Results of Operations

Revenue

         We sell a variety of consumer products and houseware products directly to individual customers and to retailers. We use direct response television advertising extensively to promote sales. Our net sales for the three months ended August 31, 2005 were $10,911,827, an increase of $8,924,777, or 449.1%, compared to net sales of $1,987,050 for the three months ended August 31, 2004. Our net sales for the six months ended August 31, 2005 were $12,737,035, an increase of $4,165,052, or 48.6%, compared to net sales of $8,571,983 for the six months ended August 31, 2004.

         We are currently focusing on generating revenue by selling our products directly to consumers through their responses to our television advertising. We are advertising our products that have indicated encouraging levels of consumer acceptance. Our direct response sales operation requires that we use cash to purchase, up to two weeks in advance, television advertising time to run our infomercials and to purchase, up to eight weeks in advance, products that we sell. We used cash realized in the six months ended August 31, 2005 from sales of our $2,000,000 in Callable Secured Convertible Notes to, among other things, significantly increase our purchases of television advertising time and product needed to fulfill customer orders.

         The increase in net sales for the three and six month periods ended August 31, 2005 as compared to August 31, 2004 reflects the significant increases in our direct response television advertising and availability of product as well as uninterrupted fulfillment services. Although our net sales increased and cash position improved as a result of our sale of $2,000,000 in Callable Secured Convertible Notes during the six months ended August 2005, we did not have sufficient time to use the additional cash to obtain all of the product needed to fulfill customer orders on hand, especially for our floor care product line. Subsequent to August 31, 2005 we made substantial progress in eliminating our backlog, which was approximately $2,000,000 at August 31, 2005.

         Our sales for the six months ended August 31, 2005 consisted primarily of direct response sales of our floor care products generated by responses to our infomercials that feature an innovative vacuum cleaner of our own design. We sold a vacuum cleaner under the Singer Lazer Storm brand name according to an April 2003 license agreement with The Singer Company, B.V. that was mutually terminated on September 29, 2005. We also sell vacuum cleaners using our infomercials and other non-licensed brands with comparable sales results. We expect to continue selling floor care products using our infomercials and we may benefit from a reduction in royalty payments. Using our direct response sales operation capabilities, we also plan to increase sales of other products using licensed and non-licensed brands.

Gross Profit

         Our gross profit was $7,887,967 for the three months ended August 31, 2005 versus our gross loss of ($203,731) for the three months ended August 31, 2004, an increase of $8,091,698. Our gross profit was $9,016,678 for the six months ended August 31, 2005 versus our gross profit of $3,592,939 for the six months ended August 31, 2004, an increase of $5,423,739. The increase in gross profit for the three and six month periods ended August 31, 2005 is primarily the result of increased revenue and gross profit margins of products sold.

         Our gross profit percentage for quarter ended August 31, 2005 was 72.3%, as compared to (10.3%) for the quarter ended August 31, 2004. Our gross profit percentage for the six months ended August 31, 2005 was 70.8%, as compared to 41.9% for the six months ended August 31, 2004. Gross profit percentages for the three and six month periods ended August 31, 2005 were higher due to the relatively higher gross profit percentages we realized on our direct response sales that have comprised the majority of our net sales this fiscal year. For the comparable periods in the prior fiscal year, we realized low gross margins from our sales of our excess inventory to specialty retailers at reduced prices, including sales of products at below our cost. In addition, our gross profits in those periods were reduced for the write down of inventory to estimated market value, when such value was below cost.

Operating expenses

         Operating expenses for the three months ended August 31, 2005 were $7,533,202, an increase of $1,381,273 from $6,151,929, or 22.5% as compared to the three months ended August 31, 2004. Operating expenses for the six months ended August 31, 2005 were $10,587,189, an increase of $1,154,047 from $9,433,142, or 12.2% as compared to the six months ended August 31, 2004. For the three months ended August 31, 2005, operating expense was 69.0% of net sales as compared to 309.6% for the comparable period in 2004. For the six months ended August 31, 2005, operating expense was 83.1% of net sales as compared to 110.0% of net sales for the six months ended August 31, 2004. The increase in operating expenses is primarily the result of increased media advertising and increased selling, general and administrative expense, partially offset by a one-time $3,275,000 charge for a financial advisory fee in the prior fiscal year.

         We increased in our media advertising spending in the three and six month periods ended August 31, 2005 by $3,144,801 and $3,983,641, respectively, as compared to similar periods in the prior fiscal year. We air our television infomercials to sell our products directly to consumers and to increase awareness of the products we sell to retailers. Media advertising requires us to make upfront purchases that we were able significantly increase this fiscal year by using proceeds from sales of our $2,000,000 in Callable Secured Convertible Notes.

         We spent $1,511,472 or 53.5% more on selling, general and administrative expenses in the three months ended August 31, 2005 as compared to the three months ended August 31, 2004 and $445,406 more or 7.8% in the six months ended August 31, 2005 as compared to the six months ended August 31, 2004. The increased spending is primarily attributable to increased sales. Selling, general and administrative expense declined as percentage of sales. For the three months ended August 31, 2005, selling, general and administrative expense was 39.7% of net sales as compared to 142.1% for the comparable period in 2004. For the six months ended August 31, 2005, selling, general and administrative expense was 48.3% as compared to 66.6% for the six months ended August 31, 2004. We have implemented a lower operating cost structure as part of our business restructuring that has led to reduced personnel, warehouse operations costs, and other general and administrative expenses.

         Operating expenses for the three and six month periods ended August 31, 2004 included a one-time expense of $3,275,000 for financial advisory fees that were incurred in connection with the June 2004 reverse merge transaction. The fees consisted of 1,250,000 share of IGIA Common Stock issued and paid to our financial advisor upon closing of the June 11, 2004 reverse merger transaction.

Interest expense and other income / expense

         We incurred net interest expense of $250,139 and $24,438 in three months ended August 31, 2005 and 2004, respectively, an increase of $225,701. We incurred net interest expense of $480,524 and $118,353 in six months ended August 31, 2005 and 2004, respectively, an increase of $362,171. Interest expense for the three month period ended August 31, 2005 consisted primarily of coupon interest on the Callable Secured Convertible Notes of $40,889, the amortization of the discount related to the beneficial conversion feature of $164,882, and amortization of the related issue costs of $18,265. Interest expense for the six month period ended August 31, 2005 consisted primarily of coupon interest on the Callable Secured Convertible Notes of $64,444, the amortization of the discount related to the beneficial conversion feature of $264,435, amortization of the discount attributable to the value of the warrants of $64,429 and amortization of the related issue costs of $30,852. The Notes were issued on March 24, 2005 and April 14, 2005. Interest expense for the three and six month periods ended August 31, 2004 consisted primarily of Tactica's line of credit with Helen of Troy which was eliminated on April 29, 2004.

Reorganization items

         In the three and six month periods ended August 31, 2005, Tactica incurred professional fees of $488,406 and $1,008,134, respectively, in connection with its business restructuring and reorganization under chapter 11. Tactica incurred a $218,643 one-time charge in connection with a June 23, 2005 settlement agreement with Innotrac that provided for, among other things, the consensual liquidation of inventory held by Innotrac and full settlement of Tactica's $3,000,000 payable to Innotrac.

Net Loss

         Our net loss for the three months ended August 31, 2005 was $152,003 in contrast to a net loss of $6,061,998 for the three months ended August 31, 2004. Our net loss for the six months ended August 31, 2005 was $3,046,035 in contrast to a net loss of $5,826,131 for the three months ended August 31, 2004. We reduced the net loss in the six months ended August 31, 2005 primarily by increasing our revenues and gross profit as described above. The net losses for the three and six month periods ended August 31, 2005 include $269,763 and $1,008,134 of net expenses incurred in connection with Tactica's business restructuring and reorganization under chapter 11. The net loss for the three and six month periods ended August 31, 2004 includes a one-time $3,275,000 charge for a financial advisory fee.

         Our net loss per common share (basic and diluted) was ($0.01) for the three months ended August 31, 2005 as compared to our ($0.34) net loss per common share for the three months ended August 31, 2004. Our net loss per common share (basic and diluted) was ($0.17) for the six months ended August 31, 2005 as compared to our ($0.32) net loss per common share for the six months ended August 31, 2004.

         The weighted average number of outstanding shares were 18,002,933 for the three and six month periods ended August 31, 2005 and 2004.

Liquidity and Capital Resources

Overview

         As of August 31, 2005, we had a $15.1 million working capital deficit and negative net worth of $15.3 million. Excluding pre-petition liabilities, net working capital was approximately $2.2 million as of August 31, 2005. As of February 28, 2005, we had a $14.4 million working capital deficit and negative net worth of $14.3 million. Excluding pre-petition liabilities, net working capital was approximately $1.2 million as of February 28, 2005. Our cash position at August 31, 2005 was $61,073 as compared to $2,160 as of February 28, 2005.

         For the six months ended August 31, 2005 we generated a net cash flow deficit from operating activities of $1,724,373 consisting primarily of a net loss of $3,046,035, and increases of $2,225,782 in accounts receivable, $884,117 in inventory and $683,742 in prepayments, adjusted primarily for a $2,179,803 increase in customer pre-payments, a $2,539,916 increase in accounts payable and accrued expenses. Our accounts receivable is comprised primarily of $2,167,408 in funds held aside by the credit card processor we use for processing customer payments of direct response sales. We used cash to increase our inventory to support higher sales volume and to purchase television media, which requires prepayment.

         There were no material investing activities during the six months ended August 31, 2005. We expect capital expenditures to be nominal for fiscal 2006. These anticipated expenditures are for continued investments in property and equipment used in our business.

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

Tactica's Chapter 11 Reorganization

         On June 23, 2005, Tactica and the Committee of Tactica's unsecured creditors agreed on the terms of a consensual plan of reorganization. On July 7, 2005, Tactica filed its formal plan of reorganization with the Bankruptcy Court and a hearing on the plan is scheduled for October 18, 2005. According to the plan terms, which are subject to approval by Tactica's unsecured creditors and the Bankruptcy Court, upon confirmation of Tactica's plan by the Bankruptcy Court, Tactica would distribute a lump sum cash payment and approximately 1,800,000 shares of our common stock and the rights to certain legal claims. On June 23, 2005, the Bankruptcy Court issued a final order approving a settlement and compromise, under which Innotrac has taken the inventory in exchange for full satisfaction of Tactica's liability to Innotrac that was fixed at $3,000,000.

         Management shifted its focus away from selling the Innotrac inventory, which had low gross margins and insufficient contribution to current liquidity, and is increasing its direct response sales efforts. We have been selling newly manufactured products directly to consumers through responses to our television advertising. We are fulfilling our direct response orders through other fulfillment companies, including Brass Logistics LLC, a related party, and National Fulfillment, Inc. We expect to also use other fulfillment companies that could expand our capabilities. In addition, for those corporate customers that pre-pay their orders or establish letters of credit securing payment, we expect to continue selling newly-manufactured products that we direct ship to them from third party manufacturers.

         Tactica is seeking to emerge from bankruptcy by generating profits from sales of its products to consumers through response to our television advertising of select products that have demonstrated encouraging levels of consumer acceptance. Tactica plans to use proceeds from these direct response sales to increase purchases of the goods from manufacturers, buy additional television airtime to run our advertisements, pay for fulfillment services and fund its plan of reorganization and exit from bankruptcy. We reduced operating costs by moving to less costly office space, by decreasing staff levels, and by restructuring sales compensation plans. In addition, our sales to retail customers are reduced by our limited working capital and their adverse response to our bankruptcy, which has enabled us to reduce operations that were not generating liquidity.

         Tactica's ability to emerge from bankruptcy is dependent on several factors, including but not limited to, its ability to: generate liquidity from operations; satisfy its ongoing operating costs on a timely basis; develop an acceptable exit plan; receive requisite approval from Tactica's pre-petition creditors and the Bankruptcy Court of a settlement of the bankruptcy case; and pay all administrative costs incurred in bankruptcy prior to emergence.

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

Financing

         To obtain initial debtor in possession financing following Tactica's bankruptcy filing, on December 8, 2004, Tactica entered into a Credit Agreement with Tactica Funding 1, LLC ("Tactica Funding"), under which Tactica Funding agreed to provide Tactica with a secured loan of up to an aggregate principal amount of $300,000 (the "Loan"), to provide funds for Tactica's continued ordinary course of operations and working capital needs, as evidenced by a promissory note. The Loan bears interest at a rate of 9% per annum and is payable monthly. Notwithstanding the foregoing, the Loan bears a default rate of interest of 12% per annum. As security for the Loan, Tactica granted to Tactica Funding a first priority security interest in substantially all of the assets of Tactica, except as to permitted liens for which the Tactica Funding security interest is junior and subordinate, including the Callable Secured Convertible Notes and certain carve out expenses that Tactica incurs for professional fees and other bankruptcy case matters.

         To obtain additional funding for the purpose of providing a loan to Tactica, in the form of debtor in possession financing and exit financing in the context of Tactica's chapter 11 proceedings, we entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC on March 23, 2005 for the sale of (i) $3,000,000 in Callable Secured Convertible Notes and (ii) warrants to buy 6,000,000 shares of our common stock. These shares are the subject of our registration statement that is currently on file. Provided that the terms and conditions of the Securities Purchase Agreement are satisfied, the investors are obligated to provide us with an aggregate of $3,000,000 as follows:

         o        $1,000,000 was disbursed on March 24, 2005;

         o $1,000,000 was disbursed on April 20, 2005 following the filing of our registration statement on April 14, 2005; and

         o $1,000,000 will be disbursed following our registration statement being declared effective.

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

         The Callable Secured Convertible Notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.04 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the Callable Secured Convertible Notes is due upon default under their terms. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.03 per share. In addition, the conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

         Since the conversion price will be less than the market price of the common stock at the time the Callable Secured Convertible Notes are issued, we recognized a $1,935,571 charge relating to the beneficial conversion feature of the Callable Secured Convertible Notes during the six months ended August 31, 2005 when $2,000,000 of Callable Secured Convertible Notes were issued. In addition, in connection with services provided to us in arranging and concluding the funding, we have committed to issuing 3,000,000 shares of our common stock to a third party upon the effectiveness of our registration statement. The shares were valued at $0.03 per share which represents the fair value of the services received, which did not differ materially from the shares to be issued based on their value at the time the services were incurred. As a result, we recognized a $90,000 charge to operating expenses for the six months ended August 31, 2005.

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

         In October 2004, Tactica, our operating subsidiary filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Tactica did not have sufficient working capital to operate its business and was unable to obtain financing. As described under "Liquidity and Capital Resources" there are numerous reasons why Tactica may be unable to emerge from bankruptcy. Tactica filed its plan of reorganization with the Bankruptcy Court on July 7, 2005 and expects to file an amended plan on October 18, 2005. There is no assurance that the plan will be approved by the requisite majority of unsecured creditors or the Bankruptcy Court. In such event, we would seek to find a strategic merger, acquisition or sale of assets or otherwise be forced to discontinue Tactica's operations.

Auditors Have Expressed Substantial Doubt About Our Ability To Continue As A Going Concern.

         In their report dated June 15, 2005, Russell Bedford Stefanou Mirchandani LLP stated that the financial statements of IGIA for the year ended February 28, 2005 were prepared assuming that IGIA would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of Tactica having filed for bankruptcy protection on October 21, 2004, its recurring losses from operations and our net capital deficiency. We have experienced net operating losses. Our ability to continue as a going concern is subject to our ability to maintain and enhance our profitability. Operating Tactica within the constraints of its bankruptcy reorganization and our working capital and stockholders' deficits increase the difficulty in meeting such goals and there can be no assurances that we can maintain or increase operating profits.

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

         Our common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol IGAI.OB. As of October 14, 2005, there were 18,002,933 shares of Common Stock outstanding.

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

We May Not Be Able To Manage Our Growth Effectively.

         Our future success will be highly dependent upon our ability to successfully manage the expansion of our operations. Our ability to manage and support our growth effectively will be substantially dependent on our ability: to implement adequate improvements to financial and management controls, reporting and order entry systems, and other procedures and to hire sufficient numbers of financial, accounting, administrative, and management personnel. Our expansion and the resulting growth in the number of our employees would result in increased responsibility for both existing and new management personnel. We are in the process of establishing and upgrading our financial accounting and procedures. We may not be able to identify, attract, and retain experienced accounting and financial personnel. Our future operating results will depend on the ability of our management and other key employees to implement and improve our systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. We may not be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on our business, results of operations, and financial condition.

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

We May Be Required To Seek Additional Means Of Financing.

         In financing our operations since filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code, we have relied mostly on advances from debtor in possession loans. Therefore, we will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

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

The Sales Of Our Products Have Been Very Volatile And Our Results Of Operations Could Fluctuate Materially.

         The sales of certain of our products rely on television advertising and direct response marketing campaigns. In addition, some of our products have short life cycles. This leads to volatility in our revenues and results of operations. For example, our net sales for the fiscal year ended February 28, 2005 decreased by approximately 71.4% as compared with the fiscal year ended February 29, 2004 and we incurred a $16,197,364 loss for the fiscal year ended

February 28, 2005. This was primarily caused by substantially reduced sales. In addition, as part of our April 2004 purchase agreement with Helen of Troy, or HoT, HoT acquired the right to market and sell Epil-Stop, one of our most popular products, in the United States and assumed the liabilities associated with United States sales of the Epil-Stop product. We therefore expect that our sales could decline or be volatile and as a result, our financial position could be adversely affected.

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

Our Business Will Suffer If We Do Not Develop And Competitively Market Products That Appeal To Consumers.

         We sell products in the "As Seen on TV" market. These markets are very competitive. Maintaining and gaining market share depends heavily upon price, quality, brand name recognition, patents, innovative designs of new products and replacement models, and marketing and distribution approaches. We compete with domestic and international companies, some of which have substantially greater financial and other resources than we have. We believe that our ability to produce reliable products that incorporate developments in technology and to satisfy consumer tastes with respect to style and design, as well as our ability to market a broad offering of products in each applicable category at competitive prices, are keys to our future success.

Our Business, Financial Condition And Results Of Operations Could Be Materially Adversely Affected If We Are Unable To Sell Products Under Our Licensed Trademarks.

         A portion of our sales revenue is derived from sales of products under licensed trademarks. Actions taken by licensors and other third parties with respect to products we license from them could greatly diminish the value of any of our licensed trademarks. If we are unable to develop and sell non-licensed products or products under existing or newly acquired licensed trademarks, the effect on our business, financial condition and results of operations could be materially adversely affected.

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

Our Business, Financial Condition And Results Of Operations Will Suffer If We Do Not Accurately Forecast Customers' Demands.

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

Our Products And Business Practices May Be Subject To Review By Third Party Regulators And Consumer Affairs Monitors And Actions Resulting From Such Reviews, Including, But Not Limited To, Cease And Desist Orders, Fines And Recalls.

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

         A third party credit card processor regulates our daily credit card sales order volume and sets limits as to the maximum daily sales volume it will process. In addition, credit card companies, such as Visa and MasterCard, and credit card processors typically maintain a record of the level of customer requests to have charges for our products reversed (chargebacks). The credit card companies and processors may impose increased deposit requirements and fines for "high chargeback levels", may modify our daily sales volume limit, or even discontinue doing business with us. The direct response business is known for relatively high chargeback levels and we have experienced periods of higher than accepted levels of chargeback activity that has led to fines and disruptions in credit card processing of customer orders. We endeavor to maintain reasonable business practices and customer satisfaction which, in part, contribute to lower levels of chargeback activity. Nevertheless, excess chargeback activity could result in our being unable to have customers pay us using credit cards.

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

         IGIA declared a dividend to its stockholders of record on May 28, 2004, such dividend comprised all of its shares of Prima. IGIA's Board of Directors declared that 90% of the Prima shares be issued pro-rata to IGIA's preferred common stockholders as of the record date and that 10% of the Prima shares be issued pro-rata to IGIA's common preferred stockholders as of the record date. However, at the time of the distribution, IGIA neglected to provide adequate information to its shareholders with respect to such distribution, did not distribute the shares to all of its shareholders on a pro-rata basis and did not register the shares under the Exchange Act until the filing of a Form 10-SB12G on March 1, 2005 by Prima. Due to the aforementioned, shares were issued without registration pursuant to the Securities Act of 1933, as amended, or without relying upon a valid exemption from registration. Therefore, we may be subject to fines, sanctions and/or penalties.

Risks Relating to Our Current Financing Arrangement:

There Are A Large Number Of Shares Underlying Our Callable Secured Convertible Notes And Warrants That May Be Available For Future Sale And The Sale Of These Shares May Depress The Market Price Of Our Common Stock.

         As of October 14, 2005, we had 18,002,933 shares of common stock issued and outstanding and Callable Secured Convertible Notes outstanding or an obligation to issue Callable Secured Convertible Notes that may be converted into an estimated 120,000,000 shares of common stock at current market prices, and outstanding warrants or an obligation to issue warrants to purchase 6,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding Callable Secured Convertible Notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of Our Callable Secured Convertible Notes Could Require Us To Issue A Substantially Greater Number Of Shares, Which Will Cause Dilution To Our Existing Stockholders.

         Our obligation to issue shares upon conversion of the Callable Secured Convertible Notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the Callable Secured Convertible Notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the current conversion price, as of October 14, 2005, of $0.050.

                                                 Number                % of
% Below     Price Per      With Discount        of Shares         Outstanding
Market        Share           at 50%            Issuable              Stock
------        -----           ------            --------              -----

25%          $.0375           $.0188           160,000,000           89.89%
50%          $.0250           $.0125           240,000,000           93.02%
75%          $.0125           $.0063           480,000,000           96.38%

         As illustrated, the number of shares of common stock issuable upon conversion of our Callable Secured Convertible Notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

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

         The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

         o that a broker or dealer approve a person's account for transactions in penny stocks; and

         o the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

         o obtain financial information and investment experience objectives of the person; and

         o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

         o sets forth the basis on which the broker or dealer made the suitability determination; and

         o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Evaluation of Disclosure Controls and Procedures

         In connection with preparation of our Annual Report on Form 10-KSB for fiscal year ended February 28, 2005 that we filed on June 20, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Management continued their evaluation in connection with the preparation of our Quarterly Report on Form 10-QSB/A for fiscal quarter ended May 31, 2005 that was filed on July 22, 2005. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of February 28, 2005 and May 31, 2005 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Changes in Internal Control over Financial Reporting

         As required by Rule 13a-15(d), our management, including the Chief Executive Officer and Chief Financial Officer, respectively also conducted an evaluation of our internal controls over financial reporting to determine whether any changes occurred during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the preparation of our financial statements as of and for the period ended August 31, 2005, we concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, we initiated the changes in internal control also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

         In order to review the financial condition and prepare the financial disclosures in this document, the Company's officers have been responding to recommendations from the Company's auditors to properly and accurately account for the financial information contained in this Form 10-QSB. Detailed validation work was done by internal personnel with respect to all consolidated balance sheet account balances to substantiate the financial information that is contained in this Form 10-QSB. Additional analysis was performed on consolidated income statement amounts and compared to prior period (both year over year and consecutive period) amounts for reasonableness. Management is in the process of implementing a more effective system of controls, procedures and other changes in the areas of revenue recognition, cash disbursements, account reconciliation and document control to insure that information required to be disclosed in this quarterly report on Form 10-QSB has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and has developed procedures to address them to the extent possible given limitations in financial and manpower resources. Among the changes being implemented are:

Revenue Recognition

         o Criteria and procedures established to reconcile invoicing and shipping records
         o Criteria and procedures established to reconcile direct response sales activity records
         o Control function established to review and monitor compliance to new procedures
         o        Improved document control and file check out procedures

Cash Disbursements and Liability Recognition

         o Document control system established and monitored for compliance
         o        Cut off procedures formalized and consistently applied
         o Centralized departmental budgets and accountability established
         o Purchasing procedures have been formalized and implementation has begun

Account Reconciliations

         o Procedures established and personnel assigned to reconcile key accounts on a timely basis
         o        Control function added to review reconciliations

         Our officers have been working with the Board of Directors to address recommendations from our registered independent public accounting firm regarding deficiencies in the disclosure controls and procedures. We are currently engaged in the implementation of new internal control procedures. Management expects that new associated procedures, once implemented, will correct the deficiencies and will result in disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act, which will timely alert the Chief Executive Officer and Chief Financial Officer to material information relating to our company required to be included in our Exchange Act filings.

         (a) Changes in internal controls

         During the quarter ended August 31, 2005, we began implementing procedures to create additional management information reports, to perform reconciliations and analyze accounts. In addition, we began establishing a control function to review and monitor compliance with the new procedures and preparing operational budgets.


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

         On October 21, 2004, Tactica, which accounted for all of the operations of the Company, filed a voluntary petition for relief under Chapter 11 of Title 11 of the Bankruptcy Code in the Bankruptcy Court. IGIA is not seeking bankruptcy protection. Tactica remains in possession of its assets and the management of its property as a debtor in possession under Sections 1107 and 1108 of the Bankruptcy Code. Tactica, the Official Committee of Tactica's unsecured creditors, IGIA and Helen of Troy Limited agreed on the terms of a consensual plan of reorganization and Tactica has filed its amended formal plan of reorganization with the Bankruptcy Court. According to the plan terms, which are subject to approval by Tactica's unsecured creditors and the Bankruptcy Court, upon confirmation of Tactica's plan by the Bankruptcy Court, Tactica would distribute cash, approximately 1,800,000 shares of our common stock and the rights to certain legal claims. On June 23, 2005, the Bankruptcy Court issued a final order approving a settlement and compromise, under which Innotrac has taken the inventory in exchange for full satisfaction of Tactica's liability to Innotrac that was fixed at $3,000,000.

         On September 28, 2005, The Singer Company, B.V. filed an action in the Bankruptcy Court requesting termination of Tactica's license agreement for, among other things, the failure to meet minimum royalty payment targets. On September 29, 2005, the parties mutually agreed that Tactica would relinquish the license and immediately commence an orderly transition.

Item 2. Changes in Securities.

         (a) During the period covered by this report, we issued shares of our Common and Preferred Stock as follows:

         On March 31, 2005, we issued 25,000 shares of our Series G preferred stock to each of Avi Sivan, the Chief Executive Officer of the Company, and Prem Ramchandani, the President of the Company. The Series G Preferred Stock was issued to Mr. Sivan and Mr. Ramchandani in consideration of the fact that in connection with the recent financing we obtained, Mr. Sivan and Mr. Ramchandani agreed to pledge all of their equity ownership in our Company to secure our obligations. Without such pledge of equity, including a pledge of the Series G Preferred Stock by Mr. Sivan and Mr. Ramchandani, the transaction would not have been consummated. The stated value of the Series G preferred stock at the time of issuance was $0.03 per share

         To obtain funding for the purpose of providing a loan to Tactica, in the form of debtor in possession financing and/or exit financing in the context of Tactica's chapter 11 case subject to Bankruptcy Court approval, we entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC on March 23, 2005 for the sale of (i) $3,000,000 in Callable Secured Convertible Notes and (ii) warrants to buy 6,000,000 shares of our common stock. These shares are the subject of our registration statement that is currently on file. Provided that the terms and conditions of the Securities Purchase Agreement are satisfied, the investors are obligated to provide us with an aggregate of $3,000,000 as follows:

         o        $1,000,000 was disbursed on March 24, 2005;

         o        $1,000,000 was disbursed on April 20, 2005; and

         o $1,000,000 will be disbursed within five days of our registration statement that we filed on April 14, 2005 being declared effective.

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

         The Callable Secured Convertible Notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.04 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, the conversion date. The full principal amount of the Callable Secured Convertible Notes is due upon default under the terms of Callable Secured Convertible Notes. The warrants are exercisable until five years from the date of issuance at a purchase price of

$0.03 per share. In addition, the conversion price of the secured convertible notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

         In addition, in connection with services provided to us in arranging and concluding the funding, we committed to issuing 3,000,000 shares of our common stock to a third party upon the effectiveness of our registration statement.

         (b)      None

         (c) The following table provides information about purchases by our Affiliated purchasers and us during the quarter ended August 31, 2005 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

ISSUER PURCHASES OF EQUITY SECURITIES

                               (a)                (b)                       (C)                            (d)
                                                                      Total Number of
                                                                      Shares (or Units)         Maximum Number (or Approximate
                         Total Number of                              Purchased as Part     Dollar Value) of Shares (or Units) that
                        Shares (or Units)   Average Price Paid      of Publicly Announced         May Yet Be Purchased Under
           Period           Purchased       per Share (or Unit)     Plans of Programs (1)          The Plans or Programs (1)
           ------           ---------       -------------------     ---------------------          -------------------------
06/01/05 - 06/30/05             --                $ --                       --                              $ --
07/01/05 - 07/31/05             --                  --                       --                                --
08/01/05 - 08/31/05             --                  --                       --                                --

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

            31.1 Certification of the Chief Executive Officer of IGIA, Inc. pursuant to Exchange Act Rule 15d-14(a)

            31.2 Certification of the Chief Financial Officer of IGIA, Inc. pursuant to Exchange Act Rule 15d-14(a)

            32.1 Certification of the Chief Executive Officer of IGIA, Inc. pursuant to 18 U.S.C. 1350

            32.2 Certification of the Chief Financial Officer of IGIA, Inc. pursuant to 18 U.S.C. 1350

      (b)   Reports filed on Form 8-K during the three months ended August 31,
            2005

            None.

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   IGIA, Inc.


Date: October 14, 2005                             /s/ Avi Sivan
                                                   -----------------------
                                                   Chief Executive Officer