Form 10QSB
period 2005-11-30
IGIA, Inc.
filed 2006-01-13
CIK 919603

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2005

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

             521 Fifth Avenue, 20th Floor, New York, New York 10175
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                  Registrant's telephone number: (212) 575-0500

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

      As of January 13, 2005, the Registrant had 20,082,933 shares of common stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                               ------------------
                     Quarterly Report on Form 10-QSB for the
                    Quarterly Period Ended November 30, 2005

                                Table of Contents


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheet as of November 30, 2005:      1
          Condensed Consolidated Statements of Operations for the
            Three Months and Nine Months Ended November 30, 2005:            2
          Condensed Consolidated Statement of Changes in Deficiency in
            Stockholders' Equity for the Twenty One Months Ended
            November 30, 2005:                                               3
          Condensed Consolidated Statements of Cash Flows for the
            Nine Months Ended November 30, 2005 and 2004:                    4
          Notes to Condensed Consolidated Financial Statements
            November 30, 2005:                                              5-11
  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      12-27
  Item 3. Controls and Procedures                                          27-29

PART II. OTHER INFORMATION
  Item 1. Legal Proceedings                                                29-30
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       30
  Item 3. Defaults upon Senior Securities                                   30
  Item 4. Submission of matters to a vote of security holders               30
  Item 5. Other information                                                 30
  Item 6. Exhibits                                                         30-38
Signatures
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited Condensed Consolidated Financial Statements as of November 30, 2005 and for the three and nine months ended November 30, 2005 and 2004 have been prepared by IGIA, Inc., a Delaware corporation.

                                   IGIA, INC.
                     (Formerly Tactica International, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                   November 30,
                                                                       2005
                                                                   ------------
                                     ASSETS
CURRENT ASSETS:
Cash                                                               $     27,422
Accounts receivable, net of allowance for
  doubtful accounts of $2,521,333                                     3,078,398
Inventories                                                             910,111
Prepaid advertising                                                   1,198,722
Other current assets                                                    307,954
                                                                   ------------
    Total current assets                                              5,522,607

Property and equipment, net of accumulated
  depreciation of $399,388                                              119,223
Other asset                                                              35,054
                                                                   ------------
     Total Assets                                                  $  5,676,884
                                                                   ============


               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Pre-petition liabilities                                           $ 12,924,250
Accounts payable                                                      2,833,493
Accounts payable - related party                                      2,434,190
Accrued expenses                                                      2,420,478
Customer advances                                                     1,711,466
Note payable                                                            300,000
                                                                   ------------
    Total current liabilities                                        22,623,877
                                                                   ------------
Callable Secured Convertible Notes Payable,
  net of discount of $1,508,046                                         491,954
                                                                   ------------

DEFICIENCY IN STOCKHOLDERS' EQUITY:
Preferred stock, Series E, par value $0.001 per share;
  261,574 shares authorized, issued and outstanding                         262
Preferred stock, Series G, par value $0.001 per share;
  50,000 shares authorized, issued and outstanding                           50
Common stock, par value $ 0.001 per share;
  1,000,000,000 shares authorized, 18,002,933
  shares issued and outstanding                                          18,003
Additional paid -in- capital                                         15,944,360
Accumulated deficit                                                 (33,401,622)
                                                                   ------------
    Total Deficiency in Stockholders' Equity                        (17,438,947)
                                                                   ------------
Total Liabilities and Deficiency in Stockholders' Equity           $  5,676,884
                                                                   ============

              See accompanying footnotes to the unaudited condensed
                       consolidated financial statements

                                   IGIA, INC.
                     (Formerly Tactica International, Inc.)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended November 30,     Nine Months Ended November 30,
                                                                  2005             2004              2005             2004
                                                             --------------    --------------    -------------    -------------
REVENUES:
  Net sales                                                  $    7,921,688    $    1,526,539    $  20,658,723    $  10,098,522
  Cost of sales                                                   2,101,019         5,353,248        5,821,376       10,332,292
                                                             --------------    --------------    -------------    -------------
  Gross profit (loss)                                             5,820,669        (3,826,709)      14,837,347         (233,770)
                                                             --------------    --------------    -------------    -------------

OPERATING EXPENSES:
  Media advertising                                               2,962,797            64,012        7,398,226          515,800
  Other selling, general and administrative                       4,329,996         2,840,043       10,481,756        8,568,345
  Financial advisory fee                                                 --                --               --        3,275,000
                                                             --------------    --------------    -------------    -------------
  Total operating expenses                                        7,292,793         2,904,055       17,879,982       12,359,145
                                                             --------------    --------------    -------------    -------------
LOSS FROM OPERATIONS                                             (1,472,124)       (6,730,764)      (3,042,635)     (12,592,915)
                                                             --------------    --------------    -------------    -------------
OTHER INCOME (EXPENSES):
  Interest expense, net                                            (197,356)          (18,570)        (677,880)        (136,923)
  Other                                                                  35            37,784           13,169          170,209
                                                             --------------    --------------    -------------    -------------
                                                                   (197,321)           19,214         (664,711)          33,286
                                                             --------------    --------------    -------------    -------------
LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES                (1,669,445)       (6,711,550)      (3,707,346)     (12,559,629)
                                                             --------------    --------------    -------------    -------------
REORGANIZATION ITEMS:
  Professional fees                                                (469,762)               --       (1,477,896)              --
                                                             --------------    --------------    -------------    -------------
                                                                   (469,762)               --       (1,477,896)              --
                                                             --------------    --------------    -------------    -------------
LOSS BEFORE  INCOME TAXES                                        (2,139,207)       (6,711,550)      (5,185,242)     (12,559,629)

Income taxes benefit                                                     --                --               --
                                                             --------------    --------------    -------------    -------------
NET LOSS                                                     $   (2,139,207)   $   (6,711,550)   $  (5,185,242)   $ (12,559,629)
                                                             ==============    ==============    =============    =============
Net loss per common share - basic                            $        (0.12)   $        (0.37)   $       (0.29)   $       (0.70)
                                                             ==============    ==============    =============    =============
Net loss per common share - fully diluted                    $        (0.12)   $        (0.37)   $       (0.29)   $       (0.70)
                                                             ==============    ==============    =============    =============
Weighted average common shares outstanding - basic               18,002,933        18,002,933       18,002,933       18,002,933
                                                             ==============    ==============    =============    =============
Weighted average common shares outstanding - fully diluted       18,002,933        18,002,933       18,002,933       18,002,933
                                                             ==============    ==============    =============    =============

              See accompanying footnotes to the unaudited condensed
                       consolidated financial statements

                                   IGIA, INC.
                     (Formerly Tactica International, Inc.)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                    Series E                       Series G
                                                 Preferred Stock                Preferred Stock               Common Stock
                                              -----------------------        ---------------------     -------------------------
                                              Shares          Amount         Shares         Amount     Shares             Amount
Balance at March 1, 2004                           --   $         --             --   $         --          1,000   $     77,000

Exchange of net assets and
liabilities, with previous
majority shareholder of Tactica,
for 100% of previous owners' equity
interest

Cancellation of Tactica
International, Inc. shares                                                                                 (1,000)       (77,000)

Issuance of shares in connection
with merger with Diva
Entertainment, Inc.                                                                                     9,400,000          9,400

Receipt and subsequent
cancellation of shares received
in exchange for distribution of
wholly-owned subsidiary to shareholder                                                                 (3,725,000)        (3,725)

Cancellation of shares previously
issued in connection with merger
with Diva Entertainment, Inc.                                                                          (1,209,000)        (1,209)

Issuance of shares in exchange
for previously issued and
outstanding shares held by Diva
Entertainment, Inc. preferred
shareholders                                                                                            6,693,340          6,693

Issuance of shares in exchange
for previously issued and
outstanding shares held by Diva
Entertainment, Inc. common
shareholders                                                                                            5,593,593          5,594

Issuance of preferred shares in
connection with merger with Diva
Entertainment, Inc.                           261,000            261

Issuance of shares in exchange for
services rendered                                                                                       1,250,000          1,250

Issuance of shares in exchange for
services rendered                                                                                       1,750,000          1,750

Cancellation of previously issued
shares in connection with
services rendered                                                                                      (1,750,000)        (1,750)

Issuance of preferred shares in
exchange for previously incurred
debt                                              574              1

Net loss
                                              -------   ------------   ------------   ------------     ----------   ------------
Balance at March 1, 2005                      261,574   $        262             --   $         --     18,002,933   $     18,003

Issuance of stock warrants in
connection with callable secured
convertible notes

Cost of beneficial conversion
feature on notes

Issuance of preferred shares                                                 50,000             50

Net loss
                                              -------   ------------   ------------   ------------     ----------   ------------
Balance at November 30, 2005                  261,574   $        262         50,000   $         50     18,002,933   $     18,003
                                              =======   ============         ======   ============     ==========   ============

                                                                                 Total
                                               Additional                    Deficiency in
                                                Paid In       Accumulated    Stockholders'
                                                Capital         Deficit         Equity
                                              ------------   ------------    ------------
Balance at March 1, 2004                      $    756,480   $(12,019,016)   $(11,185,536)

Exchange of net assets and
liabilities, with previous
majority shareholder of Tactica,
for 100% of previous owners' equity
interest                                         6,198,587                      6,198,587

Cancellation of Tactica
International, Inc. shares                          77,000                             --

Issuance of shares in connection
with merger with Diva
Entertainment, Inc.                                                                 9,400

Receipt and subsequent
cancellation of shares received
in exchange for distribution of
wholly-owned subsidiary to shareholder               3,725                             --

Cancellation of shares previously
issued in connection with merger
with Diva Entertainment, Inc.                        1,209                             --

Issuance of shares in exchange
for previously issued and
outstanding shares held by Diva
Entertainment, Inc. preferred
shareholders                                                                        6,693

Issuance of shares in exchange
for previously issued and
outstanding shares held by Diva
Entertainment, Inc. common
shareholders                                                                        5,594

Issuance of preferred shares in
connection with merger with Diva
Entertainment, Inc.                                                                   261

Issuance of shares in exchange for
services rendered                                3,273,750                      3,275,000

Issuance of shares in exchange for
services rendered                                4,583,250                      4,585,000

Cancellation of previously issued
shares in connection with
services rendered                               (4,583,250)                    (4,585,000)

Issuance of preferred shares in
exchange for previously incurred
debt                                             3,632,159                      3,632,160

Net loss                                                      (16,197,364)    (16,197,364)
                                              ------------   ------------    ------------
Balance at March 1, 2005                      $ 13,942,910   $(28,216,380)   $(14,255,205)

Issuance of stock warrants in
connection with callable secured
convertible notes                                   64,429                         64,429

Cost of beneficial conversion
feature on notes                                 1,935,571                      1,935,571

Issuance of preferred shares                         1,450                          1,500

Net loss                                                       (5,185,242)     (5,185,242)
                                              ------------   ------------    ------------
Balance at November 30, 2005                  $ 15,944,360   $(33,401,622)   $(17,438,947)
                                              ============   ============    ============

              See accompanying footnotes to the unaudited condensed
                       consolidated financial statements

                                   IGIA, INC.
                     (Formerly Tactica International, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  Nine Months Ended November 30,
                                                      2005              2004
                                                  ------------     ------------
Net cash used in operating activities             $ (1,735,453)    $   (827,999)
Net cash used in investing activities                  (29,294)          (3,078)
Net cash provided by financing activities            1,790,009          653,046
                                                  ------------     ------------
Net increase (decrease) in cash                         25,262         (178,031)
Cash and cash equivalents at beginning of period         2,160          185,244
                                                  ------------     ------------
Cash and cash equivalents at end of period        $     27,422     $      7,213
                                                  ============     ============

              See accompanying footnotes to the unaudited condensed
                       consolidated financial statements

                                   IGIA, INC.
                     (formerly Tactica International, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 2005
                                   (UNAUDITED)

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

      In the  opinion  of  management,  all  adjustments  (consisting  of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month and nine-month period ended November 30, 2005 are not necessarily indicative of the results that may be expected for the year ending February 28, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated February 28, 2005 audited financial statements and footnotes thereto.

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

      On January 12, 2006, the Bankruptcy Court entered a confirmation order approving the consensual plan of reorganization. According to the plan terms, upon the plan's effective date Tactica would distribute to unsecured creditors a lump sum cash payment of $775,000 and a number of freely tradable shares of IGIA's common stock equal to 10% of the then outstanding common stock, as well as rights to certain legal claims. The effective date is expected to occur prior to the end of the Company's fiscal year on February 28, 2006.

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

NOTE B - ACCOUNTS RECEIVABLE

      As of November 30, 2005, the Company has $2,969,911 in credit card holdbacks by the merchant banks that process payments due for product sales. Such holdback accounts are based on the dollar amount of sales and are designed to allow the Company to receive the holdback cash, including interest for the Company, after customer refunds and chargebacks are cleared.

      In addition, the Company's accounts receivable include $108,487 in accounts due from retailers and wholesalers, which are net of a $2,521,333 allowance for doubtful accounts.

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

NOTE D - PRE-PETITION LIABILITIES

      Under the Bankruptcy Code, Tactica's liabilities as of the October 21, 2004 filing date are deemed pre-petition liabilities that are subject to a Court supervised and approved resolution. The Company carries pre-petition liabilities on the condensed consolidated balance sheet until such time as they are liquidated through the bankruptcy proceedings, which are ongoing.

Pre-petition liabilities are subject to compromise and consist of the following:

Accounts payable                                       $      6,885,266
Accrued expenses                                              4,948,627
Prepayments received from customers                             438,928
Advances under factoring facility                               531,307
Note payable                                                    120,122
                                                       ----------------
                                                       $     12,924,250
                                                       ================

NOTE E- CALLABLE SECURED CONVERTIBLE NOTES

      To obtain funding for the purpose of providing a loan to Tactica, in the form of debtor in possession financing and exit financing in the context of Tactica's chapter 11 proceedings, the Company entered into a Securities Purchase Agreement with four accredited investors ("Investors" or "Selling Stockholders") on March 23, 2005 for the sale of (i) $3,000,000 in Callable Secured Convertible Notes and (ii) warrants to buy 6,000,000 shares of common stock. The Company sold to third party investors $1,000,000 in Callable Secured Convertible Notes on March 24, 2005 and, following the filing of the Company's registration statement on April 14, 2005, an additional $1,000,000 on April 20, 2005 and an additional $1,000,000 on December 22, 2005 upon the Company's registration statement being declared effective.

      Accordingly, as of November 30, 2005, the Company received net proceeds from the sales of $1,795,588, net of $204,412 of expenses and prepaid interest pursuant to the Securities Purchase Agreement, which the Company capitalized and amortized over the maturity period (three years) of the Callable Secured Convertible Notes.

      The Callable Secured Convertible Notes bear interest at 8% and are convertible into the Company's common stock, at the Investors' option, at the lower of (i) $0.04 or (ii) 50% of the average of the three lowest intra-day trading prices for the common stock on a principal market for the 20 trading days before, but not including, the conversion date. Interest is due and payable quarterly, except in any month in which the Company's trading price, as defined, is greater than $.03125. In the three month period ended November 30, 2005, no interest expense was incurred as the trading price of the Company was greater than $.03125. The full principal amount of the Callable Secured Convertible Notes is due upon default. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.03 per share. In addition, the conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants will be adjusted in the event that the Company issues common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the Selling Stockholders' position. The Selling Stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by the Investors and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, the Company has granted the Investors registration rights and a security interest in substantially all of the Company's assets and a security interest in its intellectual property.

      A summary of Callable Secured Convertible Notes at November 30, 2005 is as follows:

                                                                               November 30, 2005
                                                                               -----------------
Callable Secured Convertible Notes; 8% per annum; due three years from the dates of issuance; Noteholder has the option to convert unpaid note principal of the Company's common stock at the lower of (i) $0.04 or (ii) 50% of the average of the three lowest intra-day trading prices for the common stock on a principal market for the 20 trading days before, but not including, the conversion date. The Company granted the noteholder a security interest in
substantially all of the Company's assets and intellectual property and            $ 2,000,000
registration rights.

   Debt Discount - beneficial conversion feature, net of accumulated
   amortization of $427,525 at November 30, 2005.                                   (1,508,046)

   Total                                                                           $   491,954
   Less: current portion                                                                    --
                                                                                   -----------
                                                                                   $   491,954
                                                                                   ===========

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

In connection with the placement of the Callable Secured Convertible Notes through November 30, 2005, the Company issued warrants granting the holders the right to acquire 4,000,000 shares of the Company's common stock at $0.03 per share. The warrants expire five years from their issuance. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF - 0027"), the Company recognized the value attributable to the warrants in the amount of $64,429 to additional paid-in capital and a discount against the Callable Secured Convertible Notes. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.00%, a dividend yield of 0%, and volatility of 71%. The debt discount of $64,429 attributed to the value of the warrants issued was charged to interest expense.

      In connection with assistance provided to the Company in arranging and concluding the funding, on December 22, 2005, the Company issued 1,000,000 shares of its common stock to a third party upon the effectiveness of the registration statement.

NOTE F- CAPITAL STOCK

      We are authorized to issue 1,000,000,000 shares of common stock and 1,000,000 shares of preferred stock, of which 261,574 have been designated Series E convertible preferred stock and 50,000 have been designated Series G preferred stock. As of November 30, 2005, we had issued and outstanding
18,002,933 shares of common stock, 261,574 shares of Series E convertible preferred stock and 50,000 shares of Series G preferred stock.

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

      As of November 30, 2005, there were 50,000 shares of Series G preferred stock issued and outstanding. Current holders of Series G preferred stock (i) have general ratable rights to dividends from funds legally available therefrom, when, as and if declared by the Board of Directors; (ii) are entitled to share ratably in all assets available for distribution to stockholders upon liquidation, dissolution or winding up of our affairs; (iii) do not have preemptive, subscription or conversion rights, nor are there any redemption or sinking fund provisions applicable thereto; and (iv) are entitled to 10,000 votes per share on all matters on which stockholders may vote at all stockholder meetings. The preferred stock does not have cumulative voting rights.

Warrants

      As of November 30, 2005, there were outstanding warrants to purchase 100,000 shares of common stock at $1.00 per share that are exercisable within a five-year period ending August 2, 2009 and 4,000,000 shares of common stock at $.03 per share that are exercisable within a five-year period ending March 23, 2010 through April 19, 2010.

Non-Employee Warrants

      The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of November 30, 2005:

                             Warrants Outstanding                     Warrants Exercisable
                   -------------------------------------------     -------------------------
                                                      Weighted                      Weighted
                                  Weighted Average    Average                       Average
Exercise         Number        Remaining Contractual  Exercise       Number         Exercise
 Prices        Outstanding         Life (Years)        Price       Exercisable       Price
 ------        -----------         ------------        -------     -----------      --------
 $ 0.03          4,000,000               4.35           $ 0.03       4,000,000        $ 0.03
 $ 1.00            100,000               3.68             1.00         100,000          1.00
                                                                   -----------
                 4,100,000               4.33           $ 0.05       4,100,000        $ 0.05
                 =========                                         ===========

      Transactions involving warrants issued to non-employees are summarized as follows:

                                                                       Weighted
                                                                        Average
                                                        Number of      Price Per
                                                         Shares          Share
                                                        ---------     ----------
Outstanding at March 1, 2005                              100,000      $   1.00
      Granted                                           4,000,000           .03
      Canceled or expired                                      --            --
      Exercised                                                --            --
                                                        ---------
Outstanding at November 30, 2005                        4,100,000      $    .05
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

NOTE G- CASH FLOWS

      The following are non-cash transactions for the nine months ended November 30, 2005:

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

NOTE H- RELATED PARTY TRANSACTIONS

      Mr. Sivan and Mr. Ramchandani, stockholders of the Company, have an ownership interest in Prime Time Media, a company which has a pre-petition accounts payable from the Company in the amount of $455,734.

      Mr.  Sivan  and  Mr.  Ramchandani  have an  ownership  interest  in  Brass
Logistics LLC, a company which has a post-petition accounts payable in the amount of $2,434,190. The Company purchased $3,800,203 in services from Brass Logistics, LLC in the nine months ended November 30, 2005.

      Included in accrued expenses is $25,000 owed to Mr. Sivan for expenses he paid on the Company's behalf.

      On December 8, 2004, Tactica entered into a Credit Agreement with Tactica Funding 1, LLC ("Tactica Funding"), under which Tactica Funding agreed to provide Tactica with a secured loan of up to an aggregate principal amount of $300,000 (the "Loan"), to provide funds for Tactica's continued ordinary course of operations and working capital needs, as evidenced by a promissory note. The Loan bears interest at a rate of 9% per annum and is payable monthly. Notwithstanding the foregoing, the Loan bears a default rate of interest of 12% per annum. As of November 30, 2005, the Company owed $300,000 of note principal. As Security for the Loan, Tactica granted to Tactica Funding a first priority security interest in substantially all of the assets of Tactica, except as to permitted liens for which the Tactica Funding security interest is junior and subordinate, including the Callable Secured Convertible Notes and certain carve out expenses that Tactica incurs for professional fees and other bankruptcy case matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005

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

      Comparison of the Three and Nine Months Ended November 30, 2005 to the Three and Nine Months Ended November 30, 2004

Results of Operations

Revenue

      We sell a variety of consumer products and houseware products directly to individual customers and to retailers. We use direct response television advertising extensively to promote sales. Our net sales for the three months ended November 30, 2005 were $7,921,688, an increase of $6,395,149, or 418.9%, compared to net sales of $1,526,539 for the three months ended November 30, 2004. Our net sales for the nine months ended November 30, 2005 were $20,658,723, an increase of $10,560,201, or 104.6%, compared to net sales of $10,098,522 for the nine months ended November 30, 2004.

      We are currently focusing on generating revenue by selling our products directly to consumers through their responses to our television advertising. We are advertising our products that have indicated encouraging levels of consumer acceptance. Our direct response sales operation requires that we use cash to purchase, up to two weeks in advance, television advertising time to run our infomercials and to purchase, up to eight weeks in advance, products that we sell. We used cash realized in the nine months ended November 30, 2005 from sales of our $2,000,000 in Callable Secured Convertible Notes to, among other things, significantly increase our purchases of television advertising time and product needed to fulfill customer orders.

      The increase in net sales for the three and nine month periods ended November 30, 2005 as compared to November 30, 2004 reflects the significant increases in our direct response television advertising and availability of product as well as uninterrupted fulfillment services. Although our net sales increased as a result of our sale of $2,000,000 in Callable Secured Convertible Notes during the nine months ended November 2005, a substantial amount of cash from sales has been held back by the credit card merchant banks to establish rolling reserves for the customer payment processing they do for us. As a result, we did not have sufficient cash to obtain all of the products needed to fulfill customer orders on hand, especially for our floor care product line.

      Our sales for the nine months ended November 30, 2005 consisted primarily of direct response sales of our floor care products generated by responses to our infomercials that feature an innovative vacuum cleaner of our own design. We sold a vacuum cleaner under the Singer Lazer Storm brand name according to an April 2003 license agreement with The Singer Company, B.V. that was mutually terminated on September 29, 2005. We also sell vacuum cleaners using our infomercials and other non-licensed brands with comparable sales results. We expect to continue selling floor care products using our infomercials and we may benefit from a reduction in royalty payments. Using our direct response sales operation capabilities, we also plan to increase sales of other products using licensed and non-licensed brands.

Gross Profit

      Our gross profit was $5,820,669 for the three months ended November 30, 2005 versus our gross loss of ($3,826,709) for the three months ended November 30, 2004, an increase of $9,647,378. Our gross profit was $14,837,347 for the nine months ended November 30, 2005 versus our gross loss of ($233,770) for the nine months ended November 30, 2004, an increase of $15,071,117. The increase in gross profit for the three and nine month periods ended November 30, 2005 is primarily the result of increased revenue and gross profit margins of products sold.

      Our gross profit percentage for quarter ended November 30, 2005 was 73.5%, as compared to (250.7%) for the quarter ended November 30, 2004. Our gross profit percentage for the nine months ended November 30, 2005 was 71.8%, as compared to (2.3%) for the nine months ended November 30, 2004. Gross profit percentages for the three and nine month periods ended November 30, 2005 were higher due to the relatively higher gross profit percentages we realized on our direct response sales that have comprised the majority of our net sales this fiscal year. For the comparable periods in the prior fiscal year, we realized low gross margins from sales of our excess inventory to specialty retailers at reduced prices, including sales of products at below our cost. In addition, our gross profits in those periods were reduced for the write down of inventory to estimated market value, when such value was below cost.

Operating expenses

      Operating expenses for the three months ended November 30, 2005 were $7,292,793, an increase of $4,388,738 from $2,904,055, or 151.1% as compared to the three months ended November 30, 2004. Operating expenses for the nine months ended November 30, 2005 were $17,879,982, an increase of $5,520,837 from $12,359,145, or 44.7% as compared to the three months ended November 30, 2004. For the three months ended November 30, 2005, operating expenses were 92.1% of net sales as compared to 190.2% for the comparable period in 2004. For the nine months ended November 30, 2005, selling, general and administrative expense was 86.5% as compared to 122.4% for the nine months ended November 30, 2004. The increase in operating expenses is primarily the result of increased media advertising and increased selling, general and administrative expense, partially offset by a one-time $3,275,000 charge for a financial advisory fee in the prior fiscal year.

      We increased in our media advertising spending in the three and nine month periods ended November 30, 2005 by $2,898,785 and $6,882,426, respectively, as compared to similar periods in the prior fiscal year. We air our television infomercials to sell our products directly to consumers and to increase awareness of the products we sell to retailers. Media advertising requires us to make upfront purchases that we were able to significantly increase this fiscal year by using proceeds from sales of our $2,000,000 in Callable Secured Convertible Notes.

      We spent $1,489,953 or 52.5% more on other selling, general and administrative expenses in the three months ended November 30, 2005 as compared to the three months ended November 30, 2004 and $1,913,411 more or 22.3% in the nine months ended November 30, 2005 as compared to the nine months ended November 30, 2004. The increased spending is primarily attributable to increased sales. Other selling, general and administrative expense declined as percentage of sales. For the three months ended November 30, 2005, other selling, general and administrative expense was 54.7% of net sales as compared to 186.0% for the comparable period in 2004. For the nine months ended November 30, 2005, other selling, general and administrative expense was 50.7% as compared to 84.8% for the nine months ended November 30, 2004. We have implemented a lower operating cost structure as part of our business restructuring that has led to reduced personnel, warehouse operations costs, and other general and administrative expenses.

      Operating expenses for the three and nine month periods ended September 30, 2004 included a one-time expense of $3,275,000 for financial advisory fees that were incurred in connection with the June 2004 reverse merge transaction. The fees consisted of 1,250,000 shares of IGIA Common Stock issued and paid to our financial advisor upon closing of the June 11, 2004 reverse merger transaction.

Interest expense and other income / expense

      We incurred net interest expense of $197,356 and $18,570 in three months ended November 30, 2005 and 2004, respectively, an increase of $178,786. We incurred net interest expense of $677,780 and $136,923 in nine months ended November 30, 2005 and 2004, respectively, an increase of $540,957. Interest expense for the three month period ended November 30, 2005 consisted primarily of amortization of the discount related to the beneficial conversion feature of $163,090, and amortization of the related issue costs of $25,066. Interest expense for the nine month period ended November 30, 2005 consisted primarily of coupon interest on the Callable Secured Convertible Notes of $49,972, the amortization of the discount related to the beneficial conversion feature of $427,525, amortization of the discount attributable to the value of the warrants of $64,429 and amortization of the related issue costs of $55,918. The Notes were issued on March 24, 2005 and April 14, 2005. Interest expense for the three and nine month periods ended November 30, 2004 consisted primarily of Tactica's line of credit with Helen of Troy which was eliminated on April 29, 2004.

Reorganization items

      In the three and nine month  periods  ended  November  30,  2005,  Tactica
incurred  professional  fees  of  $469,762  and  $1,477,896,   respectively,  in
connection with its business restructuring and reorganization under chapter 11.

Net Loss

      Our net loss for the three months ended November 30, 2005 was $2,139,207 in contrast to a net loss of $6,711,550 for the three months ended November 30, 2004. Our net loss for the nine months ended November 30, 2005 was $5,185,242 in contrast to a net loss of $12,559,629 for the nine months ended November 30, 2004. We reduced the net loss in the nine months ended November 30, 2005 primarily by increasing our revenues and gross profit as described above. The net losses for the three and nine month periods ended November 30, 2005 include $469,762 and $1,477,896 of net expenses incurred in connection with Tactica's business restructuring and reorganization under chapter 11. The net loss for the nine month periods ended November 30, 2004 includes a one-time $3,275,000 charge for a financial advisory fee.

      Our net loss per common share (basic and diluted) was ($0.12) and for the three months ended November 30, 2005 as compared to our ($0.37) net loss per common share for the three months ended November 30, 2004. Our net loss per common share (basic and diluted) was ($0.29) and for the nine months ended November 30, 2005 as compared to our ($0.70) net loss per common share for the nine months ended November 30, 2004.

      The weighted average number of outstanding shares was 18,002,933, for both the three and nine month periods ended November 30, 2005 and 2004.

Liquidity and Capital Resources

Overview

      As of November 30, 2005, we had a $17.1 million working capital deficit and negative net worth of $17.4 million. Excluding pre-petition liabilities, the working capital deficit was approximately $4.1 million as of November 30, 2005. As of February 28, 2005, we had a $14.4 million working capital deficit and negative net worth of $14.3 million. Excluding pre-petition liabilities, net working capital was approximately $1.2 million as of February 28, 2005. Our cash position at November 30, 2005 was $27,422 as compared to $2,160 as of February 28, 2005.

      For the nine months ended November 30, 2005 we generated a net cash flow deficit from operating activities of $1,735,453 consisting primarily of a net loss of $5,185,242, and increases of $2,984,765 in accounts receivable, $620,818 in inventory and $1,102,560 in prepayments, adjusted primarily for a $1,539,104 increase in customer pre-payments, a $6,078,451 increase in accounts payable and accrued expenses. Our accounts receivable is comprised primarily of $2,969,911 in funds held aside by the credit card processor we use for processing customer payments of direct response sales. We used cash to increase our inventory to support higher sales volume and to purchase of television media, which requires prepayment.

      There was $29,294 of investing activities during the nine months ended November 30, 2005 that consisted primarily of office equipment purchases. We expect capital expenditures to continue to be nominal for fiscal 2006. These anticipated expenditures are for continued investments in property and equipment used in our business.

      Cash provided by financing activities totaled $1,790,009 consisting mainly of proceeds from the sales of our Callable Secured Convertible Notes and common stock warrants further described below. We generated an additional $1,000,000 in cash from further such sales on December 22, 2005 following the effectiveness of our registration.

Acquisition of Tactica

      The June 11, 2004 reverse merger between us and Tactica gave us access to public markets for financing and enabled Tactica to convert approximately $3.6 million of accounts payable into Series E Convertible Preferred Stock. Despite the transaction with Helen of Troy and the reverse merger, we were not yet able to raise sufficient additional working capital. As a result of the foregoing factors, Tactica did not have an available source of working capital to satisfy a demand by Innotrac that Tactica immediately pay all amounts allegedly due to Innotrac and continue its normal operation of business.

Tactica's Chapter 11 Reorganization

      On October 21, 2004, Tactica, which accounted for all of the operations of the Company, filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). IGIA is not seeking bankruptcy protection. Tactica remains in possession of its assets and the management of its property as a debtor in possession under Sections 1107 and 1108 of the Bankruptcy Code. On June 23, 2005, the Bankruptcy Court issued a final order approving a settlement and compromise, under which Innotrac took certain inventory that it held in exchange for full satisfaction of Tactica's liability to Innotrac that was fixed at $3,000,000.

      On January 12, 2006, the Bankruptcy Court issued a confirmation order approving the consensual plan of reorganization. According to the plan terms, upon the plan's effective Tactica would distribute to unsecured creditors a lump sum cash payment and a number of freely tradable shares of IGIA's common stock equal to 10% of the then outstanding common stock, as well as rights to certain legal claims. The effective date is expected to occur prior to the end of the Company's fiscal year on February 28, 2006.

      Shortly after the Chapter 11 filing, management shifted its focus away from selling the Innotrac inventory, which had low gross margins and insufficient contribution to current liquidity, and began increasing our direct response sales efforts. We have been selling newly manufactured products directly to consumers through responses to our television advertising. We are fulfilling our direct response orders through other fulfillment companies, including Brass Logistics LLC, a related party, and other fulfillment service providers. We expect to also use other fulfillment companies that could expand our capabilities. In addition, for those corporate customers that pre-pay their orders or establish letters of credit securing payment, we expect to continue selling newly-manufactured products that we direct ship to them from third party manufacturers.

      We are seeking Tactica's emergence from bankruptcy and a return to profitability through increased sales of our products to consumers through response to our television advertising of select products that have demonstrated encouraging levels of consumer acceptance. We plan to use proceeds from these direct response sales to increase purchases of the goods from manufacturers, buy additional television airtime to run our advertisements, pay for fulfillment services and fund Tactica's plan of reorganization and exit from bankruptcy. We reduced operating costs by moving to less costly office space, by decreasing staff levels, and by restructuring sales compensation plans. In addition, our sales to retail customers are reduced by our limited working capital and their adverse response to our bankruptcy, which has enabled us to reduce operations that were not generating liquidity.

      Tactica's ability to emerge from bankruptcy and return to profitability is dependent on several factors, including but not limited to, its ability to: generate liquidity from operations; satisfy its ongoing operating costs on a timely basis; make the requisite distributions to Tactica's pre-petition creditors needed for the Court to declare the plan effective and pay all administrative costs incurred in bankruptcy prior to emergence.

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

Financing

      To obtain initial debtor in possession financing following Tactica's bankruptcy filing, on December 8, 2004, Tactica entered into a Credit Agreement with Tactica Funding 1, LLC ("Tactica Funding"), under which Tactica Funding agreed to provide Tactica with a secured loan of up to an aggregate principal amount of $300,000 (the "Loan"), to provide funds for Tactica's continued ordinary course of operations and working capital needs, as evidenced by a promissory note. The Loan bears interest at a rate of 9% per annum and is payable monthly. Notwithstanding the foregoing, the Loan bears a default rate of interest of 12% per annum. The entire principal was due and payable on February 28, 2005. As security for the Loan, Tactica granted to Tactica Funding a first priority security interest in substantially all of the assets of Tactica, except as to permitted liens for which the Tactica Funding security interest is junior and subordinate, including Innotrac and certain carve out expenses that Tactica incurs for professional fees and other bankruptcy case matters. Pursuant to the Credit Agreement, Tactica's default of the Stipulation was an event of default on the Loan. Tactica Funding agreed not to take action on the default and to further subordinate the Loan to subsequent financing.

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

      o $1,000,000 was disbursed on April 20, 2005 following the filing of our registration statement on April 14, 2005; and

      o     $1,000,000   was  disbursed  on  December  22,  2005  following  the
            effectiveness of our registration statement that we filed on April 14, 2005.

      Accordingly, as of November 30, 2005, we have received to date a total of $1,798,588 in net proceeds after deducting $204,412 of expenses and prepaid interest pursuant to the Securities Purchase Agreement. The funds from the sale of the Callable Secured Convertible Notes have been and will be used to provide a loan to Tactica and for business development purposes, business acquisitions, working capital needs, pre-payment of interest, and payment of consulting, accounting and legal fees.

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

      Since the conversion price was less than the market price of the common stock at the time the Callable Secured Convertible Notes are issued, we recognized a $1,935,571 charge relating to the beneficial conversion feature of the Callable Secured Convertible Notes during the nine months ended November 30, 2005 when $2,000,000 of Callable Secured Convertible Notes were issued. In addition, in connection with services provided to us in arranging and concluding the funding, we issued 1,000,000 shares of our common stock to a third party upon the effectiveness of our registration statement on December 21, 2005. The shares were valued at $0.12 per share which represents the fair value of the services received.

      We will still need additional investments in order to continue operations and to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements

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

Risks Relating to Our Business:

The Chapter 11 Reorganization Plan Was Approved But May Not Become Effective. The Bankruptcy Has Had A Material Negative Effect on Our Business, Financial Condition And Results of Operations.

      In October 2004, Tactica, our operating subsidiary filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Tactica did not have sufficient working capital to operate its business and was unable to obtain financing. As described under "Liquidity and Capital Resources" there are numerous reasons why Tactica may be unable to emerge from bankruptcy. There is no assurance that the plan confirmed by the Bankruptcy Court on January 12, 2006 will become effective. In such event, we would seek to find a strategic merger, acquisition or sale of assets or otherwise be forced to discontinue operations.

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

      Our common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol IGAI.OB. As of January 13, 2006, there were approximately 20,082,933 shares of Common Stock outstanding.

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

      On March 23, 2005, we entered into a Securities Purchase Agreement for the sale of an aggregate of $3,000,000 principal amount of Callable Secured Convertible Notes. However, there can be no assurance that we will generate adequate revenues from operations. Failure to generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our products. Accordingly, we may be required to obtain additional private or public financing including debt or equity financing and there can be no assurance that such financing will be available as needed or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

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

Our Products And Business Practices May Be Subject To Review By Third Party Regulators And Consumer Affairs Monitors And Actions Resulting From Such Reviews, Including But Not Limited To, Cease And Desist Orders, Fines And Recalls.

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

      As of January 13, 2006, we had 20,082,933 shares of common stock issued and outstanding and Callable Secured Convertible Notes outstanding or an obligation to issue Callable Secured Convertible Notes that may be converted into an estimated 75,000,000 shares of common stock at current market prices, and outstanding warrants or an obligation to issue warrants to purchase 6,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding Callable Secured Convertible Notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of Our Callable Secured Convertible Notes Could Require Us To Issue A Substantially Greater Number Of Shares, Which Will Cause Dilution To Our Existing Stockholders.

      Our obligation to issue shares upon conversion of the Callable Secured Convertible Notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the Callable Secured Convertible Notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the current conversion price, as of January 11, 2006, of $0.04:

                                               Number             % of
%Below       Price Per      With Discount    of Shares        Outstanding
Market         Share           at 50%         Issuable           Stock
------         -----           ------         --------           -----

25%           $.0325            $.0163        184,615,385        91.11%
50%           $.0217            $.0108        276,923,077        93.90%
75%           $.0108            $.0054        553,846,154        96.85%

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

In The Event That Our Stock Price Declines, The Shares Of Common Stock Allocated For Conversion Of The Callable Secured Convertible Notes, Registered Pursuant To A Registration Statement Filed on April 14, 2005, May Not Be Adequate And We May Be Required To File A Subsequent Registration Statement Covering Additional Shares. If The Shares We Have Allocated And Are Registering Herewith Are Not Adequate And We Are Required To File An Additional Registration Statement, We May Incur Substantial Costs In Connection Therewith.

      Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the Callable Secured Convertible Notes, we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the Callable Secured Convertible Notes. As we do not currently have the required amount of shares available, we may be required to file an additional registration statement after we have increased our authorized common stock. In the event that our stock price decreases, the shares of common stock we have allocated for conversion of the Callable Secured Convertible Notes and are registering hereunder may not be adequate. If the shares we have allocated to the registration statement are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of such registration statement.

If We Are Required For Any Reason To Repay Our Outstanding Callable Secured Convertible Notes, We Would Be Required To Deplete Our Working Capital, If Available, Or Raise Additional Funds. Our Failure to Repay the Callable Secured Convertible Notes, If Required, Could Result In Legal Action Against Us, Which Could Require The Sale Of Substantial Assets.

      On March 23, 2005, we entered into a Securities Purchase Agreement for the sale of an aggregate of $3,000,000 principal amount of Callable Secured Convertible Notes. The Callable Secured Convertible Notes are due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. We currently have approximately $3,000,000 of Callable Secured Convertible Notes outstanding. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against us in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us and the delisting of our common stock could require the early repayment of the Callable Secured Convertible Notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period. We anticipate that the full amount of the Callable Secured Convertible Notes will be converted into shares of our common stock, in accordance with the terms of the Callable Secured Convertible Notes. If we are required to repay the Callable Secured Convertible Notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

Risks Relating to Our Common Stock:

If We Fail To Remain Current On Our Reporting Requirements, We Could Be Removed From The OTC Bulletin Board Which Would In Turn Trigger Default Provisions Under the Callable Secured Convertible Notes and Limit The Ability of Broker-Dealers To Sell Our Securities And The Ability Of Stockholders To Sell Their Securities In The Secondary Market.

      Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board and, in turn, declared in default of the Callable Secured Convertible Notes. As a result, the market liquidity for our securities could be severely and adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to cure the default, which may have an adverse material effect on our Company.

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

      Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, about the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

Evaluation of Disclosure Controls and Procedures

      In connection with the preparation of our Annual Report on Form 10-KSB for fiscal year ended February 28, 2005 that we filed on June 20, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Management continued their evaluation in connection with the preparation of our Quarterly Report on Form 10-QSB for fiscal quarter ended August 31, 2005. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of February 28, 2005 and August 31, 2005 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Changes in Internal Control over Financial Reporting

      As required by Rule 13a-15(d), our management, including the Chief Executive Officer and Chief Financial Officer, respectively also conducted an evaluation of our internal controls over financial reporting to determine whether any changes occurred during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the preparation of our financial statements as of and for the period ended August 31, 2005, we concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, we initiated the changes in internal control also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

      (a)   Changes in internal controls

      During the quarter ended November 30, 2005, we continued implementing procedures to create additional management information reports, to perform reconciliations and analyze accounts. In addition, we began establishing a control function to review and monitor compliance with the new procedures and preparing operational budgets.


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

      On October 21, 2004, Tactica, which accounted for all of the operations of the Company, filed a voluntary petition for relief under Chapter 11 of Title 11 of the Bankruptcy Code in the Bankruptcy Court. IGIA is not seeking bankruptcy protection. Tactica remains in possession of its assets and the management of its property as a debtor in possession under Sections 1107 and 1108 of the Bankruptcy Code. Tactica, the Official Committee of Tactica's unsecured creditors, IGIA and Helen of Troy Limited agreed on the terms of a consensual plan of reorganization. Tactica submitted its plan of reorganization to the general unsecured creditors for approval and as of the close of the voting period on December 14, 2005, Tactica received a sufficient number of votes in favor of the plan. According to the plan terms, which are subject to approval by Tactica's unsecured creditors and the Bankruptcy Court, upon its confirmation by the Bankruptcy Court, Tactica would distribute to unsecured creditors a lump sum cash payment and a number of shares of IGIA's common stock equal to 10% of the then outstanding common stock, as well as rights to certain legal claims.

      On September 28, 2005, The Singer Company, B.V. filed an action in the Bankruptcy Court requesting termination of Tactica's license agreement for, among other things, the failure to meet minimum royalty payment targets. On September 29, 2005, the parties mutually agreed that Tactica would relinquish the license and immediately commence an orderly transition.

      A civil complaint was filed on December 2, 2005 in the United States District Court Southern District of New York by Hughes Holdings, LLC, Global Asset Management, LLC, Allied International Fund, Inc., Robert DePalo, Gary Schonwald and Susan Heineman as plaintiffs against Peter Zachariou, Fountainhead Investments, Inc., Accessible Development, Corp., Allan Carter, Chadel, Ltd., John D'Avanzo, Jason Fok, Tabacalera, Ltd., Terrence DeFranco, Altitude Group, LLC, Virginia Casadonte, Shai Bar Lavi and IGIA, Inc. and its officers and directors. The plaintiffs claim for $279,480.60 plus costs, interest and punitive damages is alleged to have resulted from their holdings of securities issued by Diva Entertainment, Inc. and, subsequent to the Company's June 2004 reverse merger, those of IGIA, Inc. We believe the complaint against the Company and its officers and directors is without merit and we are mounting a vigorous defense in cooperation with our insurance carrier.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      None

ISSUER PURCHASE OF EQUITY SECURITIES

                         (a)              (b)                   (c)                        (d)
                                                         Total Number of     Maximum Number (or Approximate
                     Total Number     Average Price     Shares (or Units)     Dollar Value) of Shares
                      of Shares          Paid           Purchased as Part          (or Units) that
                     (or Units)        per Share      of Publicly Announced    May Yet Be Purchased Under
      Period          Purchased        (or Unit)        Plans of Programs        The Plans or Programs
      ------          ---------        ---------      ---------------------    -------------------------
09/01/05 - 09/30/05       -          $     -                  -                 $        -
10/01/05 - 10/31/05       -                -                  -                          -
11/01/05 - 11/30/05       -                -                  -                          -


Item 3. Defaults upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits.

      (a) Exhibits

--------------------------------------------------------------------------------
31.1 Certification of the Chief Executive Officer of IGIA, Inc. pursuant to Exchange Act Rule 15d-14(a)
--------------------------------------------------------------------------------
31.2 Certification of the Chief Financial Officer of IGIA, Inc. pursuant to Exchange Act Rule 15d-14(a)
--------------------------------------------------------------------------------
32.1 Certification of the Chief Executive Officer of IGIA, Inc. pursuant to 18 U.S.C. 1350
--------------------------------------------------------------------------------
32.2 Certification of the Chief Financial Officer of IGIA, Inc. pursuant to 18 U.S.C. 1350
--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       IGIA, Inc.


Date: January 13, 2006                 /s/ Avi Sivan
                                       ----------------------------
                                       Chief Executive Officer