Form 10KSB
period 2006-02-28
IGIA, Inc.
filed 2006-06-13
CIK 919603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the Fiscal Year Ended February 28, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number: 0-23506

                                   IGIA, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                              33-0601498
   (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)

                         16 East 40th Street, 12th Floor
                               New York, NY 10016
                    (Address of principal executive offices)

                                 (212) 575-0500
              (Registrant's telephone number, including area code)

             521 Fifth Avenue, 20th Floor, New York, New York 10175
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Securities registered under Section 12(b) of the Exchange Act: None.

      Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State Registrant's revenues for fiscal year ended February 28, 2006: $25,532,151

State the aggregate market value of the common stock held by non-affiliates of the Registrant: $339,099 as of June 9, 2006 based on the average high and low price of $.0081 per share as of June 9, 2006

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 52,014,044 shares issued and outstanding as of June 9, 2006.

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

         Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB/A. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB/A. We file reports with the Securities and Exchange Commission ("SEC"). You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

         On June 11, 2004, we entered into the Securities Purchase Agreement, pursuant to which we acquired our wholly-owned subsidiary Tactica International, Inc. and sold our former subsidiary Diva Entertainment, Inc.

         On June 11, 2004, pursuant to a Securities Purchase Agreement and Plan of Reorganization ("Merger") , we acquired Tactica International, Inc., in a transaction viewed as a reverse acquisition. Under the terms of the agreement, we acquired all of the issued and outstanding preferred and common shares in Tactica in exchange for the agreement to issue such number of shares of our common stock as would represent approximately 78.7% percent of our outstanding shares. We sold our former subsidiary Diva Entertainment, Inc.

         As a result of the acquisition, a change in control occurred in the ownership and management of Diva. In connection with the acquisition, the President of IGIA, Inc., Avi Sivan, was appointed Chief Executive Officer of Diva. The former directors and officers of Diva resigned as of the acquisition date.

         On June 8, 2004, we changed our corporate name from Diva Entertainment Inc. to IGIA, Inc.

         Since June 11, 2004, we have been in the business of the direct marketing and distribution of proprietary and branded personal care and home care products. We are no longer in the business of talent management.

General Background

         We, through our wholly-owned operating subsidiaries, Tactica International, Inc. ("Tactica"), Shopflash, Inc., and Kleenfast, Inc ("Kleenfast") are a direct marketer and distributor of proprietary and branded personal care and home care products. We established a niche within the direct marketing industry, a market which the "Direct Marketing Association" expects to grow from $2 to $3 trillion dollars in annual sales within the next five years. We use a comprehensive and focused marketing and distribution program that includes widespread television and internet advertising combined with global product placement in well known retail outlets worldwide, as well as through popular mail order catalogs, and directly through our websites, primarily www.igia.com.

         We do not currently have any operations at the parent level.

         In March 2000, a majority interest in Tactica was purchased by Helen of Troy Limited or HoT, a developer and marketer of personal care products. The transaction gave Tactica access to capital to expand marketing and distribution. Tactica expanded its focus on distribution and more than doubled the number of retail outlets carrying Tactica's products to more than 45,000 worldwide. On April 29, 2004, Tactica's management purchased back the 55% interest in Tactica held by HoT. In exchange for HoT's 55% interest and approximately $17 million of secured Tactica debt and accrued interest payable, HoT received marketable securities, intellectual properties, including the Epil-Stop(R) brand, and the right to certain Tactica tax refunds. On June 11, 2004, Tactica acquired us pursuant to an acquisition by us of all of the outstanding securities of Tactica and the acquisition by Tactica's stockholders of the majority of our outstanding securities

         On October 21, 2004, Tactica, our principal subsidiary, filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). IGIA is not seeking bankruptcy protection.

         On January 13, 2006, the Bankruptcy Court issued a confirmation order approving the Revised First Amended Plan of Reorganization Proposed by Tactica and IGIA (the "Plan") that provides for Tactica's exit from bankruptcy. On March 28, 2006, a Notice of Effective Date of the Plan was filed with the Bankruptcy Court. Upon being declared effective, the Plan eliminated $14,853,421 of Tactica's pre-petition liabilities. The plan calls for Tactica's pre-petition creditors to receive distributions of the following assets: (i) $2,175,000 cash paid by Tactica's former shareholders; (ii) $700,000 cash paid by Tactica; (iii) $75,000 cash paid by the Registrant, Tactica, and the Board Members; (iv) up to $275,000 cash paid by Innotrac Corporation; (v) the rights and proceeds in connection with avoidance and other actions including uncollected pre-petition invoices payable by a Tactica customer; and (vi) 5,555,033 newly issued shares of the Registrant's common stock that was in number equal to 10% of the outstanding shares of common stock as of the Plan's effective date and is exempted from the registration requirements of Section 5 of the Securities Act of 1933, as amended and State registration requirements by virtue of Section 1145 of the Bankruptcy Code and applicable non-bankruptcy law. Certain post-petition creditors, including firms that provided professional services to Tactica, have submitted a total of approximately $583,000 in claims to the Bankruptcy Court for post-petition administrative expenses. Tactica is reviewing the administrative expense claims to determine whether to seek possible settlements and payment schedules or a resolution by the Bankruptcy Court.

Summary of Historical Financial Information

         Set forth below is a summary of our historical financial information for the years ended February 28, 2006 and February 28, 2005 and is derived from the financial statements attached hereto.


                               Fiscal Year Ending
                             (Amounts in thousands)


                                           February 28,            February 28,
                                              2006                    2005
                                           ------------            ------------

  Net Sales                                  $ 25,532               $11,324
  Gross Profit (Loss)                          16,164                  (234)
  Operating Expenses                           27,411                14,209
  Loss from Operations                        (11,247)              (14,443)
  Reorganization Items                         (1,787)               (1,558)
  Net  Loss                                   (17,159)              (16,197)

Products

         We design, develop and sell proprietary and branded personal care and other products directly to consumers and to retailers. We continue to develop new products and enhance existing products in order to maintain and improve consumer acceptance of our products.

Sales and Marketing

         Since its inception in 1992, Tactica has established a worldwide market for its family of personal and skin care products, and the Epil-Stop(R) hair removal products, the latter of which was sold to Helen of Troy or HoT in April 2004. We use a comprehensive and focused marketing and distribution program that includes widespread television and internet advertising combined with global product placement in well known retail outlets worldwide, as well as through popular mail order catalogs, and directly through our websites, primarily www.igia.com.

         We use direct response marketing to sell these products directly to consumers primarily under our own brands and licensed trademarks. The acquisition of licensing rights represents a component of our growth strategy. We market our line of floor care products under our Milinex and Wind Storm brands. We previously marketed our floor care products under the Singer brand that we licensed in fiscal 2004. Tactica has also sold its products through major pharmacy and general merchandise retail chains and globally recognized mail order catalogs. Tactica's products also periodically were featured on home shopping channels such as QVC and our infomercials are shown on national cable and broadcast television channels such as the TV Guide Channel, CNBC and The Game Show Channel. Tactica markets its products internationally through distributors covering more than 100 countries worldwide. No customer accounted for 10% or more of net sales during fiscal 2006 or 2005. Tactica's U.S. sales comprised 96% and 68% of total net sales in fiscal 2006 and 2005, respectively.

Manufacturing and Distribution

         We contract with unaffiliated manufacturers both within and outside the U.S. to manufacture our products. We arrange for our products to be shipped to our customers by third party warehouse facilities in Los Angeles, California and Holtsville, New York, and a related party warehouse facility that we no longer use. We also sometime ships products from manufacturers directly to retailers. Tactica's retail customers often seek to minimize their inventory levels and often demand that we fulfill their orders within relatively short time frames. Consequently, these inventory management practices often required us to carry substantial levels of inventory in order to meet our customers' needs, which given the required level of working capital had limited our ability to satisfy retail customer.

         Most of our products manufactured outside the countries in which they are sold are subject to import duties, which have the effect of increasing the amount we pay to obtain such products.

License Agreements, Trademarks and Patents

         Most of our products we sell are branded with our own trademarks, including IGIA for our personal care products and Milinex, Power Storm and Wind Storm for our floorcare products. We previously marketed our line of floor care products under the Singer brand pursuant to our April 2003 license agreement with The Singer Company B.V., for use of the Singer brand name on floor care products sold exclusively through Tactica within the United States and Canada. We mutually agreed to terminate the agreement on September 29, 2005 and no longer market Singer branded products.

         Pursuant to a stock purchase agreement, dated as of April 29, 2004, Tactica transferred ownership of the Epil-Stop brand to HoT in exchange for HoT's equity interest in Tactica, and Tactica provided HoT a non-exclusive royalty-free perpetual license to use to its U.S. patent, as well as corresponding patent applications. Tactica has filed or obtained licenses for design and utility patents in the U.S. and several foreign countries. We do not believe that the loss of any particular patent or patent license would have a materially adverse effect on our business.

Backlog

         We ship some of our products to direct response customers and provide these customers with estimated delivery dates at the time that we receive their respective orders. All direct response orders are subject to cancellation by the customer at any time prior to shipment. At February 28, 2006, we had approximately $949,000 in unfilled direct response customer orders. There was no significant backlog of orders in any of our other distribution channels at February 28, 2006.

Competition

         We sell products in the "As Seen on TV" market, the personal care and the home care products market. These markets are very competitive. Maintaining and gaining market share depends heavily on product development and enhancement, pricing, quality, performance, packaging and availability, brand name recognition, patents, and marketing and distribution approaches. Our primary competitors in these markets include Thane International, Home Medics and HoT. Most of our competitors have significantly greater financial and other resources than we do.

Regulation

         Our products are generally not regulated by the U.S. Food and Drug Administration (FDA), however our products could be and have been subject to FDA regulations. National Advertising Council (NAC) has, from time to time, reviewed our advertising and communicated recommended modifications to us and the U.S. Federal Trade Commission (FTC). In addition, the FTC, and state and local consumer affairs bodies oversee aspects of our sales and marketing activities and customer handling processes. Our ability to sell products can be and has been adversely affected by actions taken by the FDA, FTC, NAC, and state and local authorities and by future changes in regulations.

         Our electrical products must meet the safety standards imposed in various national, state, local, and provincial jurisdictions. Our electrical products sold in the U.S. are designed, manufactured, and tested to meet the safety standards of Underwriters Laboratories, Inc. or Electronic Testing Laboratories.

Employees

         As of June 9, 2006, we employed 30 full-time employees, of whom 3 are senior managers, 4 are dedicated to sales and marketing, 8 are customer service employees, 2 are distribution employees, 5 are accounting and finance employees, 1 is dedicated to information systems and 7 are administrative personnel. We have never experienced a work stoppage and we believe that we have satisfactory working relations with our employees.

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

Risks Relating to Our Business:
-------------------------------

The Chapter 11 Reorganization Has A Material Negative Effect On Our Business, Financial Condition And Results of Operations.

         Tactica, our operating subsidiary filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code in October 2004 and its plan of reorganization was declared effective in March 2006. The bankruptcy has had a material negative effect on our business, financial condition and results of operations. Certain post-petition creditors, including firms that provided professional services to Tactica, have submitted a total of approximately $583,000 in claims to the Bankruptcy Court for post-petition administrative expenses for the years ended February 28, 2006 and 2005, respectively. In addition, as described under "Liquidity and Capital Resources" we have a significant working capital deficit and we are seeking additional working capital for operations.

         If we are unable to resolve post-petition administrative expense claims and service other financial obligations as they become due, we will be required to adopt alternative strategies, which may include, but are not limited to, actions such as further reducing management and employee headcount and compensation, attempting to further restructure financial obligations and/or seeking a strategic merger, acquisition or a sale of assets. There can be no assurance that any of these strategies could be affected on satisfactory terms. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition. In such event, we may be forced to discontinue our operations.

Auditors Have Expressed Substantial Doubt About Our Ability To Continue As A Going Concern.

         In their report dated May 18, 2006, Russell Bedford Stefanou Mirchandani LLP stated that the financial statements of IGIA for the year ended February 28, 2006 were prepared assuming that IGIA would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of Tactica having filed for bankruptcy protection on October 21, 2004, its recurring losses from operations and our net capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit. Our continued net operating losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Our Common Stock Trades In A Limited Public Market, The NASD OTC Electronic Bulletin Board; Accordingly, Investors Face Possible Volatility Of Share Price.

         Our common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol IGAI.OB. As of June 9, 2006 there were 52,014,044 shares of Common Stock outstanding.

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

Our Future Operations Are Contingent On Our Ability To Recruit Employees.

         In the event that we are able to further expand our business, we expect to experience growth in the number of employees and the scope of our operations. In particular, we may hire additional sales, marketing and administrative personnel. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. We believe that our ability to increase our customer support capability and to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to our future success.

We May Not Be Able To Manage Our Growth Effectively.

         Our future success will be highly dependent upon our ability to successfully manage the expansion of our operations. Our ability to manage and support our growth effectively will be substantially dependent on our ability to: 1) implement adequate improvements to financial and management controls, reporting and order entry systems, and other procedures and 2) hire sufficient numbers of financial, accounting, administrative, and management personnel. Our expansion and the resulting growth in the number of our employees would result in increased responsibility for both existing and new management personnel. We are in the process of establishing and upgrading our financial accounting and procedures. We may not be able to identify, attract, and retain experienced accounting and financial personnel. Our future operating results will depend on the ability of our management and other key employees to implement and improve our systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. We may not be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on our business, results of operations, and financial condition.

Our Success Is Dependent On Our Ability To Address Market Opportunities.

         Our future success depends upon our ability to address potential market opportunities while managing our expenses to match our ability to finance our operations. This need to manage our expenses places a significant strain on our management and operational resources. If we are unable to manage our expenses effectively, we may be unable to finance our operations. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition and would prevent us from being able to utilize potential market opportunities.

We Are Seeking Additional Financing.

         We are seeking additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations. We have been financing our operations since June 2004 merger with Tactica through funds loaned to us directly and indirectly by certain officers and directors, the sale of an aggregate of $3,760,000 principal amount of callable secured convertible notes and through operations. We have used the financing to increase our direct response sales business and fund Tactica's emergence from bankruptcy. We need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

         However, there can be no assurance that we will generate adequate revenues from our operations. Failure to generate such adequate operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our products. Accordingly, we may be required to obtain additional private or public financing including debt or equity financing and there can be no assurance that such financing will be available as needed or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

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

The Sales Of Our Products Have Been Very Volatile And Our Results Of Operations Could Fluctuate Materially.

         The sales of our products rely on television advertising and direct response marketing campaigns. In addition, within direct response marketing, products often have short life cycles. This leads to volatility in our revenues and results of operations. For example, our net sales for the fiscal year ended February 28, 2006 increased 125.46% as compared with our fiscal year ended February 28, 2005, and our net sales for the fiscal year ended February 28, 2005 decreased 71.40% as compared with the fiscal year ended February 29, 2004. This was primarily caused by substantially reduced sales. In addition, as part of our April 2004 purchase agreement with HoT, HoT acquired the right to market and sell Epil-Stop, one of our most popular products at the time, in the United States and assumed the liabilities associated with United States sales of the Epil-Stop product. We therefore expect that our sales could continue to decline or be volatile and as a result, that our financial position could be adversely affected.

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

Our Business, Financial Condition And Results Of Operations Could Be Materially Adversely Affected If We Are Unable To Sell Products Under Our Own Brands And Trademarks.

         A significant portion of our sales revenue is derived from sales of products under our own brands and licensed trademarks. As the percentage of our sales of such products increases, we will become increasingly dependent upon the continued use of such brands and trademarks. Actions we take and those taken by licensors and other third parties, with respect to products we license from them, could greatly diminish the value of any of our brands and licensed trademarks. If we are unable to develop and sell products under existing or newly acquired brands and licensed trademarks or the value of the trademarks were diminished by the licensor or third parties, the effect on our business, financial condition and results of operations could be materially adversely affected.

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

         Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Avi Sivan, our Chief Executive Officer, and Prem Ramchandani, our President. We have entered into employment agreements with Mr. Sivan and Mr. Ramchandani. We obtained key person life insurance policies on Mr. Sivan and Mr. Ramchandani in accordance with terms of the March 23, 2005 Securities Purchase Agreement. The loss of Mr. Sivan or Mr. Ramchandani would be expected to have a material adverse effect on our operations.

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

         A third party credit card processor regulates our daily credit card sales order volume and sets limits as to the maximum sales volume it will process. In addition, credit card companies, such as Visa and MasterCard, and credit card processors typically maintain a record of the level of customer requests to have charges for our products reversed (chargebacks). The credit card companies and processors may fine us for "high chargeback levels", modify our sales volume limit, make a demand for additional reserves or even discontinue doing business with us. The direct response business is known for relatively high chargeback levels and we have experienced periods of higher than accepted levels of chargeback activity that has led to fines and disruptions in credit card processing of customer orders. We endeavor to maintain reasonable business practices and customer satisfaction, which in part, contribute to lower levels of chargeback activity. Nevertheless, excess chargeback activity could result in our being unable to have customers pay us using credit cards.

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

         On May 27, 2004, the shareholders holding a majority of our outstanding common stock voted to increase our authorized our common stock to 100,000,000 shares. On June 8, 2004, prior to mailing the required information statement, we filed a certificate of amendment with the Delaware Secretary of State to increase the number of shares of common stock we are authorized to issue. As a result, we filed the certificate of amendment prior to fully complying with all Federal securities laws. Due to the aforementioned, we may be subject to fines, sanctions and/or penalties.

Risks Relating to Our Current Financing Arrangement:
----------------------------------------------------

There Are A Large Number Of Shares Underlying Our Callable Secured Convertible Notes, And Warrants That May Be Available For Future Sale And The Sale Of These Shares May Depress The Market Price Of Our Common Stock.

         As of June 9, 2006, we had 52,014,044 shares of common stock issued and outstanding and callable secured convertible notes outstanding or an obligation to issue callable secured convertible notes that may be converted into an estimated 508,000,000 shares of common stock at current market prices, and outstanding warrants or an obligation to issue warrants to purchase 56,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding callable secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of Our Callable Secured Convertible Notes Could Require Us To Issue A Substantially Greater Number Of Shares, Which Will Cause Dilution To Our Existing Stockholders.

         Our obligation to issue shares upon conversion of our callable secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the callable secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the current conversion price, as of June 9, 2006 of $.0072.
                                                Number                % of
% Below     Price Per                          of Shares           Outstanding
Market       Share        With Discount        Issuable               Stock
------       -----        -------------        --------               -----

25%          $.0054            $.0025          1,513,227,513          96.68%
50%          $.0036            $.0017          2,269,841,270          97.76%
75%          $.0018            $.0008          4,539,682,540          98.87%

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

         The $3,000,000 8% and the $760,000 6% callable secured convertible notes are convertible into shares of our common stock at 50% and 65% discounts, respectively, to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of notes, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

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

In The Event That Our Stock Price Declines, The Shares Of Common Stock Allocated For Conversion Of The Callable Secured Convertible Notes, Registered Pursuant To A Registration Statement Declared Effective in December, May Not Be Adequate And We May Be Required To File A Subsequent Registration Statement Covering Additional Shares. If The Shares We Have Allocated And Are Registering Herewith Are Not Adequate And We Are Required To File An Additional Registration Statement, We May Incur Substantial Costs In Connection Therewith.

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

Risks Relating to Our Common Stock:
-----------------------------------

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

ITEM 2 - PROPERTIES

         We lease approximately 10,000 square feet of office space from a non-affiliated building owner, located at 16 East 40th Street, 12th Floor, New York, New York 10016 at a rate of approximately $25,000 per month. The lease for the New York office space commenced on April 15, 2006 and expires October 14, 2008. We also contract with third party logistics companies for fulfillment services and the use of warehouse space in Los Angeles, California, and Holtsville, New York on standard terms. We do not own any property.

         We consider our premises adequate for our purposes for the immediate future.

ITEM 3 - LEGAL PROCEEDINGS

         In the ordinary course of business, we may be involved in legal proceedings from time to time. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

         On March 28, 2006, a Notice of Effective Date of Revised First Amended Plan of Reorganization Proposed by Tactica and IGIA, Inc. (the "Plan") was filed with The United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). On January 13, 2006, the Bankruptcy Court issued a confirmation order approving the Plan that provides for Tactica's exit from bankruptcy. Tactica is a wholly-owned operating subsidiary of IGIA (the "Registrant"). The Registrant is not seeking bankruptcy protection.

         Upon being declared effective by the Bankruptcy Court, the Plan eliminated $14,853,421 of Tactica's pre-petition liabilities. The plan calls for Tactica's pre-petition creditors to receive distributions of the following assets: (i) $2,175,000 cash paid by Tactica's former shareholders; (ii) $700,000 cash paid by Tactica; (iii) $75,000 cash paid by the Registrant, Tactica, and the Board Members; (iv) up to $275,000 cash paid by Innotrac Corporation; (v) the rights and proceeds in connection with avoidance and other actions including uncollected pre-petition invoices payable by a Tactica customer; and (vi) 5,555,033 newly issued shares of the Registrant's common stock that was in number equal to 10% of the outstanding shares of common stock as of the Plan's effective date and is exempted from the registration requirements of Section 5 of the Securities Act of 1933, as amended and State registration requirements by virtue of Section 1145 of the Bankruptcy Code and applicable non-bankruptcy law. Certain post-petition creditors, including firms that provided professional services to Tactica, have submitted a total of approximately $583,000 in claims to the Bankruptcy Court for post-petition administrative expenses. Tactica is reviewing the administrative expense claims to determine whether to seek possible settlements and payment schedules or a resolution by the Bankruptcy Court.

         A civil complaint was filed on December 2, 2005 in the United States District Court Southern District of New York by Hughes Holdings, LLC, Global Asset Management, LLC, Allied International Fund, Inc., Robert DePalo, Gary Schonwald and Susan Heineman (the "DePalo parties") as plaintiffs against Peter Zachariou, Fountainhead Investments, Inc., Accessible Development, Corp., Allan Carter, Chadel, Ltd., John D'Avanzo, Jason Fok, Tabacalera, Ltd., Terrence DeFranco, Altitude Group, LLC, Virginia Casadonte, (the "Diva parties"), Shai Bar Lavi and IGIA, Inc. and certain officers and directors (the "IGIA parties"). The DePalo parties' claim for $279,480.60 plus costs, interest and punitive damages is alleged to have resulted from their holdings of securities issued by Diva Entertainment, Inc. and, subsequent to the Company's June 2004 reverse merger, those of IGIA, Inc. We believe the complaint against the Company and its officers and directors is without merit and we are mounting a vigorous defense in cooperation with our insurance carrier, including a counterclaim against the plaintiffs. The Diva parties have filed an answer; counterclaim against the DePalo parties; and a cross-claim against certain of the IGIA parties seeking in excess of $2.3 million; disgorgement of any profits realized by the DePalo parties and punitive damages. The Company continues to believe that no damage claim against the IGIA parties is justifiable and therefore has not provided for any liability in its financial statements as of February 28, 2006.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            On March 22, 2005, the holders of a majority of our issued and outstanding shares of common stock authorized an additional increase in the number of our authorized shares of common stock from 500,000,000 to 1,000,000,000 shares.

         On March 29, 2005, the holders of a majority of our issued and outstanding shares of common stock authorized the adoption of the Company's 2005 Stock Incentive Plan and the authorization of the reservation for issuance of 2,500,000 shares of common stock thereunder.

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


2006 Fiscal Year                                      High          Low
----                                                  ----          ---
December 1, 2005 - February 28, 2006                 $0.200      $0.010

September 1, 2005 - November 30, 2005                $0.120      $0.050

June 1, 2005 - August 31, 2005                       $0.130      $0.020

March 1, 2005 -  May 31, 2005                        $0.035      $0.020

2005 Fiscal Year                                      High          Low
----                                                  ----          ---
December 1, 2004 - February 28, 2005                 $0.090      $0.035

September 1, 2004 - November 30, 2004                $0.500      $0.030

June 1, 2004 - August 31, 2004                       $5.000      $0.050*

March 1, 2004 - May 31, 2005                         $0.035      $0.020

* On April 15, 2004 we had a market maker establish a bid price for our common stock on the OTC Bulletin Board; however, our common stock did not begin to trade until June 18, 2004.

         As of June 9, 2006, there were approximately 496 holders of record of our common stock.

         We have appointed Continental Stock Transfer & Trust Company, 17 Battery Place, New York, New York 10004, as transfer agent for our shares of Common Stock.

Sale of Unregistered Securities

         To obtain funding for the purpose of payment of general corporate and operating purposes, including the payment of auditor and legal fees the Company entered into a Securities Purchase Agreement with the Investors on June 7, 2006 for the sale of (i) $760,000 in Callable Secured Convertible Notes and (ii) stock purchase warrants to buy 50,000,000 shares of our common stock. On June 7, 2006, the Investors purchased the $760,000 in Notes and received Warrants to purchase an aggregate of 50,000,000 shares of our common stock.

         The Notes bear interest at 6%, mature three years from the date of issuance, and are convertible into our common stock, at the Investors' option, at a conversion price equal to the lower of (i) $0.04 or (ii) 35% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date. As of June 7, 2006, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $0.0068 and, therefore, the conversion price for the Callable Secured Convertible Notes was $0.002. Based on this conversion price, the $760,000 Notes, excluding interest, were convertible into 380,000,000 shares of our common stock.

         We may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Callable Secured Convertible Notes and the market price is at or below $.06 per share. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, we have granted the Investors a security interest in substantially all of our assets and intellectual property as well as registration rights.

         The Warrants are exercisable until five years from the date of issuance at a purchase price of $0.009 per share. In addition, the exercise price of the Warrants is adjusted in the event we issue common stock at a price below market.

         The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of our common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company's then issued and outstanding shares of common stock.

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

Equity Compensation Plan Information

            On March 29, 2005, the majority of our stockholders approved a stock incentive plan and authorized 2,500,000 shares of common stock for issuance of stock awards and stock options thereunder. We adopted this stock incentive plan on November 3, 2005, which was twenty days after a definitive information statement was mailed to our stockholders. On February 28, 2006, we made grants of 1,275,000 options to Company management and employees.

Equity Compensation Plan Information


                                                                                                Number of securities
                                                                                              remaining available for
                                   Number of securities to          Weighted-average           future issuance under
                                   be issued upon exercise        exercise price of          equity compensation plans
                                   of outstanding options,       outstanding options,          (excluding securities
                                     warrants and rights          warrants and rights         reflected in column (a))
      Plan category                         (a)                          (b)                            (c)
----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans                 1,275,000                      $.02                         1,225,000
approved by security holders

Equity compensation plans not
approved by security holders                 0                           $.00                             0

             Total                        1,275,000                      $.02                         1,225,000

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

         On June 11, 2004, we entered into the Securities Purchase Agreement, pursuant to which we acquired our wholly-owned subsidiary Tactica International, Inc. and sold our former subsidiary Diva Entertainment, Inc.

         Since June 11, 2004, we have been in the business of the direct marketing and distribution of proprietary and branded personal care and home care products. We are no longer in the business of talent management.

General Background

         We, through our wholly-owned operating subsidiaries, Tactica International, Inc. ("Tactica") and Shopflash, Inc., are a direct marketer and distributor of proprietary and branded personal care and home care products. We established a niche within the direct marketing industry, a market which the "Direct Marketing Association" expects to grow from $2 to $3 trillion dollars in annual sales within the next five years. We sell through major retail chains and mail order catalogs as well as on our websites.

         All of our operations occur in our Tactica subsidiary, which we acquired as of June 11, 2004 and our Shopflash subsidiary, which we established in April 2005. We do not currently have any operations at the parent level.

Comparison of Fiscal Years Ended February 28, 2006 To February 28, 2005

Results of Operations

Revenue

         We sell a variety of consumer products and houseware products directly to individual customers and to retailers. We use direct response television advertising extensively to promote sales. Our net sales for the fiscal year ended February 28, 2006 ("fiscal 2006") were $25,532,151, an increase of $14,207,701, or 125.5%, compared to net sales of $11,324,450 for the fiscal year ended February 28, 2005 ("fiscal 2005").

         We are currently focusing on generating revenue by selling our products directly to consumers through their responses to our television advertising. We are advertising our products that have indicated encouraging levels of consumer acceptance. Our direct response sales operation requires that we purchase, up to two weeks in advance, television advertising time to run our infomercials and to purchase, up to eight weeks in advance, products that we sell. We used cash realized in fiscal 2006 from sales of our $3,000,000 in Callable Secured Convertible Notes to, among other things, significantly increase our purchases of television advertising time and product needed to fulfill customer orders.

         The increase in net sales for fiscal 2006 as compared to fiscal 2005 reflects the significant increases in our direct response television advertising and availability of product as well as uninterrupted fulfillment services. Although our net sales increased as a result of our sale of $3,000,000 in Callable Secured Convertible Notes during fiscal 2006, a substantial amount of cash from sales has been held back by the credit card merchant banks to establish rolling reserves for the customer payment processing they do for us. As a result, we did not have sufficient cash to obtain all of the product needed to fulfill customer orders on hand, especially for our floor care product line.

         Our sales for fiscal 2006 consisted primarily of direct response sales of our floor care products generated by responses to our infomercials that feature an innovative vacuum cleaner of our own design. We sold vacuum cleaners under our own non-licensed brands and the Singer Lazer Storm brand name according to an April 2003 license agreement with The Singer Company, B.V. which was mutually terminated on September 29, 2005. Using our direct response sales operation capabilities, we plan to increase sales of other products using licensed and non-licensed brands.

Gross Profit

         Our gross profit was $16,163,879 for fiscal 2006 versus our gross loss of ($234,146) for fiscal 2005, an increase of $16,398,025. The increase in gross profit for fiscal 2006 is primarily the result of increased revenue and gross profit margins of products sold.

         Our gross profit percentage for fiscal 2006 was 63.3%, as compared to (2.1%) for fiscal 2005. Our gross profit percentage for fiscal 2006 was higher due to the relatively higher gross profit percentage we realized on our direct response sales that have comprised the majority of our net sales this fiscal year. For fiscal 2005, we realized low gross margins from our sales of our excess inventory to specialty retailers at reduced prices, including sales of products at below our cost. In addition, our gross profits in those periods were reduced for the write down of inventory to estimated market value, when such value was below cost.

Operating expenses

         Operating expenses for fiscal 2006 were $27,410,771, an increase of $13,201,809 from $14,208,962, or 92.9% as compared to fiscal 2005. The increase in operating expenses is primarily the result of increased media advertising and increased selling, general and administrative expense, partially offset by a one-time $3,275,000 charge for a financial advisory fee in the prior fiscal year.

         We increased in our media advertising spending in fiscal 2006 by $10,564,705 as compared to fiscal 2005. We air our television infomercials to sell our products directly to consumers and to increase awareness of the products we sell to retailers. Media advertising requires us to make upfront purchases that we were able to significantly increase this fiscal year by using proceeds from sales of our $3,000,000 in Callable Secured Convertible Notes.

         We spent $5,912,104 or 57.3% more on other selling, general and administrative expenses in fiscal 2006 as compared to fiscal 2005. The increased spending is primarily attributable to increased sales. Other selling, general and administrative expense declined as percentage of sales. For fiscal 2006, other selling, general and administrative expense was 63.6% of net sales as compared to 91.1% for fiscal 2005. We have implemented a lower operating cost structure as part of our business restructuring that has led to reduced personnel, warehouse operations costs, and other general and administrative expenses, partially offset by higher credit card merchant fees for our direct response sales. For fiscal 2006, our merchant fees, including those associated with high chargeback levels, were $2,673,077 or 10.5% of sales. Management has plans to improve its chargeback experience by implementing better customer service practices.

         Operating expenses for fiscal 2005 included a one-time expense of $3,275,000 for financial advisory fees that were incurred in connection with the June 2004 reverse merge transaction. The fees consisted of 1,250,000 shares of IGIA Common Stock issued and paid to our financial advisor upon closing of the June 11, 2004 reverse merger transaction.

         Operating expenses for fiscal 2006 and 2005 include purchases of $4,650,936 and $178,450, respectively, of order fulfillment and customer services rendered by Brass Logistics LLC, a company in which Mr. Sivan, Mr. Ramchandani and a significant shareholder have an ownership interest.

Interest expense and other income / expense

We incurred net interest expense of $991,271 in fiscal 2006, an increase of $814,846. Interest expense for fiscal 2006 consisted primarily of interest on the accretion of the Callable Secured Convertible Notes of $729,011, coupon interest on the Callable Secured Convertible Notes of $87,916, amortization of the related issue costs of $76,765 and interest on the Helen of Troy line of credit of $64,487. The Notes were issued on March 24, 2005, April 14, 2005 and December 22, 2005. Interest expense for fiscal 2005 consisted primarily of Tactica's line of credit with Helen of Troy which was eliminated on April 29, 2004. Other income for fiscal 2006 was $2,686,417 consisting primarily of a one-time, non-cash, gain of $2,672,946 resulting from the settlement of debt owed to Helen of Troy. In fiscal 2005, other income was negligible. In fiscal 2006, the Company incurred an unrealized loss in accounting for the fair value of the Callable Secured Convertible Notes and related warrant derivatives relating to the convertible notes it obtained in fiscal 2006. The total non-cash financial impact to the Company's income statement amounted to $5,820,026 and is shown as Other Income.

Reorganization items

         In fiscal 2006, Tactica incurred professional fees of $1,786,965 in connection with its business restructuring and reorganization under chapter 11. In fiscal 2005, Tactica incurred $1,558,103 of expense in connection with its business restructuring and reorganization under chapter 11 including professional fees of $686,683 and a $871,420 one-time charge for the estimated remaining lease obligations under the Sublease Agreement for our New York offices ($813,094) and for telephone equipment ($58,326). We rejected the lease agreements under the Bankruptcy Code and moved into less costly New York offices in March 2005. The lease obligations are pre-petition liabilities.

Net Loss

         Our net loss for fiscal 2006 was $17,158,737 in contrast to a net loss of $16,197,364 for fiscal 2005. The increase in our fiscal 2006 loss is attributed to increased charges in fiscal 2006 for financing activities and reorganizing Tactica's business under Chapter 11 as compared to fiscal 2005. Our fiscal 2006 net loss includes charges of $10,186,135, consisting of a $5,820,026 unrealized loss and $729,011 in accretion for our Callable Secured Convertible Notes, a $4,534,692 charge for settling Tactica's third-party pre-petition liabilities, $2,684,559 in other income from settling Tactica's pre-petition liability with HoT and $1,786,965 in professional fees. The fiscal 2005 net loss includes $4,833,103 in charges consisting of a one-time $3,275,000 charge for a financial advisory fee and $1,558,103 in reorganization items described above.

         Our net loss per common share (basic and diluted) was ($0.92) in fiscal 2006 as compared to our ($0.90) net loss per common share for fiscal 2005.

         The weighted average number of outstanding shares was 18,718,114 and 18,002,933, respectively, for fiscal 2006 and 2005.

Liquidity and Capital Resources

Overview

         As of February 28, 2006, we had a $21.9 million working capital deficit and negative net worth of $31.2 million. Excluding pre-petition liabilities, the working capital deficit was approximately $7.0 million as of February 28, 2006. As of February 28, 2005, Tactica had a working capital deficit of $14.4 million and negative net worth of approximately $14.3 million.

         For fiscal 2006 we generated a net cash flow deficit from operating activities of $3,060,242 consisting primarily of the fiscal 2006 net loss of $17,158,737, which was partially offset by adjustments for non cash expenses and increases in operating liabilities. The primary fiscal 2006 non cash expenses were the $6,549,037 unrealized loss and accretion related to the accounting for the callable secured convertible notes (see Note 7 to the financial statements) and $1,850,133 from net settlements of Tactica's pre-petition liabilities in connection with finalizing its reorganization plan. Our accounts payable and accrued expenses increased $7,030,038 in fiscal 2006, consisting primarily of a $2,643,108 increase in accounts payable to Brass Logistics LLC, a related party and a former provider of warehouse and customer order fulfillment services, $443,509 increase in sales taxes payable and $1,697,787 for television and Internet advertising media purchases. The operating cash flow derived from increases in the operating liabilities was partially offset by a $1,175,205 increase in prepaid advertising and other prepayments, a $594,566 increase in accounts receivable, and a $155,068 increase in inventory that are associated with our significantly higher volume of direct response business in fiscal 2006.

         Cash used in investing activities totaled $45,693, which was utilized for the acquisition of property and equipment.

         Cash provided by financing activities totaled $3,111,662 consisting of $2,676,662 in net proceeds from loans and $435,000 advanced by two significant shareholders of the Company, respectively.

         We expect capital expenditures to be nominal for fiscal 2007. These anticipated expenditures are for continued investments in property and equipment used in our business.

Acquisition of Tactica

         The June 11, 2004 reverse merger between us and Tactica gave us access to public markets for financing. Despite the transaction with Helen of Troy and reverse merger, we were not yet able to raise sufficient additional working capital. As a result of the foregoing factors, Tactica did not have an available source of working capital to satisfy a demand by Innotrac that Tactica immediately pay all amounts allegedly due to Innotrac and continue its normal operation of business. Tactica and Innotrac agreed upon the terms of a Stipulation which contemplated the filing of a bankruptcy petition that was subsequently made on October 21, 2004. On June 23, 2005, the Bankruptcy Court issued the Innotrac Settlement, under which Innotrac has taken the inventory in exchange for full satisfaction of Tactica's liability to Innotrac that was fixed at $3,000,000. Accordingly, the accompanying condensed consolidated balance sheet as of February 28, 2006 excludes the inventory and liabilities associated with the Innotrac Settlement.

Financings

         To provide funds for Tactica's continued ordinary course operations and working capital needs, Tactica entered into a Credit Agreement with Tactica Funding 1, LLC ("Tactica Funding" and a related party) on December 8, 2004, under which Tactica Funding agreed to a debtor in possession loan up to an aggregate principal amount of $300,000 (the "Loan"). The Loan bears interest at a rate of 9% per annum. The entire principal was due and payable on February 28, 2005. As Security for the Loan, Tactica granted to Tactica Funding a first priority security interest in substantially all of the assets of Tactica, except as to permitted liens for which the Tactica Funding security interest is junior and subordinate, including certain carve out expenses that Tactica incurred for professional fees and other bankruptcy case matters. Mr. Sivan is a member and Mr. Ramchandani is a manager and a member of Tactica Funding 1, LLC. As of February 28, 2006, the Company owed $300,000 of note principal, which is included in Notes Payable - related parties, and unpaid interest of $6,723.

         To obtain additional funding for the purpose of providing a loan to Tactica, in the form of debtor in possession financing and exit financing in the context of Tactica's chapter 11 case, we entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC on March 23, 2005 for the sale of
(i) $3,000,000 in callable secured convertible notes and (ii) warrants to buy 6,000,000 shares of our common stock. Our registration statement for the common stock issuable pursuant to Callable Secured Convertible Notes was declared effective by the SEC on December 22, 2005. According to the terms and conditions of the Securities Purchase Agreement, the investors disbursed to us: $1,000,000 on March 24, 2005; $1,000,000 on April 20, 2005; and $1,000,000 on December 22,
2005. Accordingly, we have received a total of approximately $2,677,000 in net proceeds after deducting approximately $323,000 of expenses and prepaid interest pursuant to the Securities Purchase Agreement. The funds from the sale of the Callable Secured Convertible Notes were used for business development purposes, working capital needs, pre-payment of interest, payment of consulting, accounting and legal fees and borrowing repayment in accordance with the April 20, 2005 Credit Agreement between IGIA, Inc. and Tactica.

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

         In February 2006, we began working with a media placement agent for direct response sales campaigns regarding two of our household products sold by our Shopflash, Inc. subsidiary. The media placement agent places our advertisements on television and the Internet and provides additional campaign support that has allowed us to further develop the campaigns. According to our agreement, the media placement agent receives fees and has a security interest in goods and proceeds related to the campaigns. Our arrangement with the media placement agent is short-term and we are considering other similar arrangements for our active campaigns and ones under development. As of February 28, 2006, we owed $1,358,116 to the media placement agent.

         Tactica emerged from bankruptcy on March 28, 2006 by using the proceeds from the debtor in possession financings and generating cash flow from sales of its products to consumers through response to our television advertising of select products that have demonstrated encouraging levels of consumer acceptance. We are reducing cash required for operations by reducing operating costs by moving to less costly office space and decreasing staff levels and by deferring management's salaries. In addition, our sales to retail and international customers are reduced by our limited working capital and their adverse response to our bankruptcy, which has enabled us to reduce operations that were not generating liquidity.

         To obtain funding for the purpose of payment of general corporate and operating purposes, including the payment of auditor and legal fees, the Company entered into a Securities Purchase Agreement with the Investors on June 7, 2006 for the sale of (i) $760,000 in Callable Secured Convertible Notes and (ii) stock purchase warrants to buy 50,000,000 shares of our common stock. On June 7, 2006, the Investors purchased the $760,000 in Notes and received Warrants to purchase an aggregate of 50,000,000 shares of our common stock.

         The Notes bear interest at 6%, mature three years from the date of issuance, and are convertible into our common stock, at the Investors' option, at a conversion price equal to the lower of (i) $0.04 or (ii) 35% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date. As of June 7, 2006, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $0.0068 and, therefore, the conversion price for the Callable Secured Convertible Notes was $0.002. Based on this conversion price, the $760,000 Notes, excluding interest, were convertible into 380,000,000 shares of our common stock.

         We may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Callable Secured Convertible Notes and the market price is at or below $.06 per share. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, we have granted the Investors a security interest in substantially all of our assets and intellectual property as well as registration rights.

         The Warrants are exercisable until five years from the date of issuance at a purchase price of $0.009 per share. In addition, the exercise price of the Warrants is adjusted in the event we issue common stock at a price below market.

         The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of our common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company's then issued and outstanding shares of common stock.

         Our ability to achieve sustained profitability is dependent on several factors, including, but not limited to, our ability to: generate liquidity from operations; satisfy our ongoing operating costs on a timely basis; and to resolve all of our post-petition administrative costs. We still need additional investments in order to continue operations for cash flow to break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again, attempt to further restructure financial obligations and/or seek a strategic merger, acquisition or a sale of assets.

         The independent auditor's report on the Company's February 28, 2006 financial statements included in this Annual Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

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

Allowance for doubtful accounts

         We maintain an allowance for doubtful accounts to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when we assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. We initially record a provision for doubtful accounts based on our historical experience, and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, we consider: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable; (iv) our historical provision for doubtful accounts;
(v) the credit worthiness of the customer; and (vi) the economic conditions of the customer's industry as well as general economic conditions, among other factors.

Beneficial Conversion Feature

         The convertible feature of certain of our convertible notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIO" and Emerging Issues Task Force Issue No. 00-27,"APPLICATION OF EITF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS," the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments. The Company will record the corresponding unamortized debt discount related to the BCF and warrants as interest expense when the related instrument is converted into the Company's common stock.

Derivative Finanacial Instrument

         In connection with the issuance of certain convertible notes payable, the terms of the notes payable provided for a conversion of the notes into shares of the Company's common stock at a rate which was determined to be variable. The Company determined that the variable conversion feature was an embedded derivative instrument pursuant to SFAS No.133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," as amended. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK," as a result of entering into the note agreements, the Company was required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

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

Stock-Based Compensation

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the fiscal years 2006 and 2005.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS

IGIA, INC. AND SUBSIDIARY                                                Page

Report of Independent Registered Public Accounting Firm                  F-2

Consolidated Balance Sheet as of February 28, 2006                       F-3

Consolidated Statement of Operations for the years ended
February 28, 2006 and 2005                                               F-4

Consolidated Statements of Deficiency in Stockholders'
Equity for the years ended February 28, 2006 and 2005                    F-5

Consolidated Statements of Cash Flows for the years ended
February 28, 2006 and 2005                                               F-6

Notes to Consolidated Financial Statements                            F-7 - F-26

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
IGIA, Inc.:

We have audited the accompanying consolidated balance sheet of IGIA, Inc. and its wholly-owned subsidiaries (Tactica International Inc.- Debtors-in-Possession from October 21, 2004), collectively, the "Company," as of February 28, 2006, and the related consolidated statements of operations, deficiency in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our auditS in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our auditS provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of February 28, 2006, and the consolidated results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Russell Bedford Stefanou Mirchandani LLP

New York, New York
May 18, 2006

                                   IGIA, INC.
                     (Formerly Tactica International, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                                                                              February 28,
                                        ASSETS                                                   2006
                                                                                             ------------
CURRENT ASSETS:
Cash                                                                                         $      7,887
Accounts receivable, net of allowance for doubtful accounts of $114,933                           688,199
Inventories                                                                                       444,361
Prepaid advertising                                                                               927,343
Other prepayments                                                                                 344,024
Other current assets                                                                              349,689
                                                                                             ------------
     Total current assets                                                                       2,761,503
Property and equipment, net of accumulated depreciation of $413,930                               116,180
                                                                                             ------------
        Total Assets                                                                         $  2,877,683
                                                                                             ============

               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Pre-petition liabilities, including related party of $455,734                                $ 14,853,421
Accounts payable                                                                                4,329,889
Accounts payable - related party                                                                2,688,862
Accrued expenses                                                                                1,631,124
Notes payable - related parties                                                                 1,117,793
                                                                                             ------------
     Total current liabilities                                                                 24,621,089
                                                                                             ------------
LONG TERM LIABILITIES:
Callable secured convertible notes                                                                629,187
Warrant liability related to callable secured convertible notes                                   119,496
Derivative liability related to callable secured convertible notes                              8,700,530
                                                                                             ------------
     Total long term liabilities                                                                9,449,213
                                                                                             ------------
TOTAL LIABILITIES                                                                              34,070,302
                                                                                             ------------

Commitments and contingencies

DEFICIENCY IN STOCKHOLDERS' EQUITY:
Preferred stock, Series E, par value $0.001 per share;  261,574 shares issued and
outstanding                                                                                           262
Preferred stock, Series G, par value $0.001 per share;  50,000 shares issued and
outstanding                                                                                            50
Common stock, par value $0.001 per share; 26,562,933 shares issued and outstanding                 26,563
Additional paid -in- capital                                                                   14,155,623
Accumulated deficit                                                                           (45,375,117)
                                                                                             ------------
     Total Deficiency in Stockholders' Equity                                                 (31,192,619)
                                                                                             ------------
Total Liabilities and Deficiency in Stockholders' Equity                                     $  2,877,683
                                                                                             ============


       See accompanying footnotes to the consolidated financial statements

                                   IGIA, INC.
                     (Formerly Tactica International, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                Year Ended February 28,
                                                                             2006                    2005
                                                                         ------------            ------------
REVENUES:
     Net sales                                                           $ 25,532,151            $ 11,324,450
     Cost of sales                                                          9,297,707              11,558,596
     Cost of sales - related party                                             70,565                      --
                                                                         ------------            ------------
     Gross profit (loss)                                                   16,163,879                (234,146)
                                                                         ------------            ------------
OPERATING EXPENSES:
     Media advertising                                                     11,178,572                 613,867
     Other selling, general and administrative                             11,651,828              10,141,645
     Other selling, general and administrative - related party              4,580,371                 178,450
     Financial advisory fee                                                        --               3,275,000
                                                                         ------------            ------------
     Total operating expenses                                              27,410,771              14,208,962
                                                                         ------------            ------------
LOSS FROM OPERATIONS                                                      (11,246,892)            (14,443,108)
                                                                         ------------            ------------
OTHER INCOME (EXPENSES):
     Interest expense, net                                                   (991,271)               (176,425)
     Unrealized loss on adjustment of derivative and warrant
         liability to fair value of underlying securities                  (5,820,026)                     --
     Other                                                                  2,686,417                 (19,728)
                                                                         ------------            ------------
                                                                           (4,124,880)               (196,153)
                                                                         ------------            ------------
LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES                         (15,371,772)            (14,639,261)
                                                                         ------------            ------------
REORGANIZATION ITEMS:
     Provision for executory contracts                                             --                (871,420)
     Professional fees                                                     (1,786,965)               (686,683)
                                                                         ------------            ------------
                                                                           (1,786,965)             (1,558,103)
                                                                         ------------            ------------
LOSS BEFORE INCOME TAXES                                                  (17,158,737)            (16,197,364)

Income taxes benefit                                                               --                      --
                                                                         ------------            ------------
NET LOSS                                                                 $(17,158,737)           $(16,197,364)
                                                                         ============            ============
Net loss per common share - basic                                        $      (0.92)           $      (0.90)
                                                                         ============            ============
Net loss per common share - fully diluted                                $      (0.92)           $      (0.90)
                                                                         ============            ============
Weighted average common shares outstanding - basic                         18,718,114              18,002,933
                                                                         ============            ============
Weighted average common shares outstanding - fully diluted                 18,718,114              18,002,933
                                                                         ============            ============


       See accompanying footnotes to the consolidated financial statements

                                   IGIA, INC.
                     (Formerly Tactica International, Inc.)
     CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY





                                                         Series E                    Series G
                                                      Preferred Stock            Preferred Stock                Common Stock
                                                --------------------------- ---------------------------   ------------------------
                                                   Shares         Amount     Shares           Amount       Shares         Amount
Balance at March 1, 2004                                 --    $         --          --    $         --        1,000   $     77,000

Exchange of net assets and liabilities,
with previous majority shareholder of
Tactica, for 100% of previous owners' equity interest

Cancellation of Tactica International,
Inc. shares                                                                                                   (1,000)       (77,000)

Issuance of shares in connection with
merger with Diva Entertainment, Inc.                                                                       9,400,000          9,400

Receipt and subsequent cancellation of
shares received in exchange for distribution
of wholly-owned subsidiary to shareholder                                                                 (3,725,000)        (3,725)

Cancellation of shares previously issued
in connection with merger with Diva
Entertainment, Inc.                                                                                       (1,209,000)        (1,209)

Issuance of shares in exchange for
previously issued and outstanding shares
held by Diva Entertainment, Inc. preferred
shareholders                                                                                               6,693,340          6,693

Issuance of shares in exchange for
previously issued and outstanding shares
held by Diva Entertainment, Inc. common
shareholders                                                                                               5,593,593          5,594

Issuance of preferred shares in
connection with merger with Diva
Entertainment, Inc.                                 261,000             261

Issuance of shares in exchange for
services rendered                                                                                          1,250,000          1,250

Issuance of shares in exchange for
services rendered                                                                                          1,750,000          1,750

Cancellation of previously issued shares
in connection with services rendered                                                                      (1,750,000)        (1,750)

Issuance of preferred shares in exchange
for previously incurred debt                            574               1

Net loss
                                                -----------    ------------   ----------   ------------   ----------   ------------
Balance at March 1, 2005                            261,574    $        262          --    $         --   18,002,933   $     18,003

Conversion of Callable Secured
Convertible Notes                                                                                          7,560,000          7,560

Issuance of shares in exchange for
services rendered                                                                                          1,000,000          1,000

Issuance of preferred shares                                                     50,000              50

Net loss
                                                -----------    ------------   ----------   ------------   ----------   ------------
Balance at February 28, 2006                        261,574    $        262      50,000    $         50   26,562,933   $     26,563
                                                ===========    ============   ==========   ============   ==========   ============

                                                                                     Total
                                                 Additional                      Deficiency in
                                                  Paid-In       Accumulated      Stockholders'
                                                  Capital         Deficit           Equity
                                                ------------    ------------    --------------

Balance at March 1, 2004                        $    756,480    $(12,019,016)   $(11,185,536)

Exchange of net assets and liabilities,
with previous majority shareholder of
Tactica, for 100% of previous owners' equity
interest                                           6,198,587                       6,198,587

Cancellation of Tactica International,
Inc. shares                                           77,000                              --

Issuance of shares in connection with
merger with Diva Entertainment, Inc.                                                   9,400

Receipt and subsequent cancellation of
shares received in exchange for distribution
of wholly-owned subsidiary to shareholder              3,725                              --

Cancellation of shares previously issued
in connection with merger with Diva
Entertainment, Inc.                                    1,209                              --

Issuance of shares in exchange for
previously issued and outstanding shares
held by Diva Entertainment, Inc. preferred
shareholders                                                                           6,693

Issuance of shares in exchange for
previously issued and outstanding shares
held by Diva Entertainment, Inc. common
shareholders                                                                           5,594

Issuance of preferred shares in
connection with merger with Diva
Entertainment, Inc.                                                                      261

Issuance of shares in exchange for
services rendered                                  3,273,750                       3,275,000

Issuance of shares in exchange for
services rendered                                  4,583,250                       4,585,000

Cancellation of previously issued shares
in connection with services rendered              (4,583,250)                     (4,585,000)

Issuance of preferred shares in exchange
for previously incurred debt                       3,632,159                       3,632,160

Net loss                                                         (16,197,364)    (16,197,364)
                                                ------------    ------------    ------------
Balance at March 1, 2005                        $ 13,942,910    $(28,216,380)   $(14,255,205)

Conversion of Callable Secured
Convertible Notes                                     92,263                          99,823

Issuance of shares in exchange for
services rendered                                    119,000                         120,000

Issuance of preferred shares                           1,450                           1,500

Net loss                                                         (17,158,737)    (17,158,737)
                                                ------------    ------------    ------------
Balance at February 28, 2006                    $ 14,155,623    $(45,375,117)   $(31,192,619)
                                                ============    ============    ============


       See accompanying footnotes to the consolidated financial statements

                                   IGIA, INC.
                     (Formerly Tactica International, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         Year Ended February 28,
                                                                                        2006                2005
                                                                                    ------------        ------------
Cash flows from operating activities:
  Net loss                                                                          $(17,158,737)       $(16,197,364)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                        66,939              76,520
     Unrealized loss related to  adjustment of derivative and warrant
         liability to fair value of underlying securities                              5,820,026                  --
     Accretion of callable secured convertible notes payable                             729,011                  --
     Gain on Settlement of Debts                                                      (2,684,559)                 --
     Issuance of Series G preferred stock for services                                     1,500                  --
     Common stock issued in reverse merger                                                    --              21,948
     Interest income debited to notes receivable                                              --             (51,042)
     Issuance of common stock for services                                               120,000           3,275,000
     Advertising expenses paid by officers                                               368,200                  --
     Interest expense credited to notes payable                                           95,302              74,855
  Changes in operating assets and liabilities:
     Accounts receivable                                                                (594,566)            860,846
     Inventory                                                                          (155,068)          7,519,202
     Tax refund receivable                                                                    --             107,058
     Prepaid advertising                                                                (831,181)                 --
     Other prepayments                                                                  (344,024)                 --
     Other current assets                                                                (22,291)            988,188
     Other assets                                                                             --              (7,114)
     Accounts payable                                                                  3,358,375           1,241,145
     Accounts payable - related party                                                  2,643,108                  --
     Customer advances                                                                   (35,524)                 --
     Accrued expenses                                                                  1,028,555             526,595
     Pre-petition liabilities                                                          4,534,692             485,884
                                                                                    ------------        ------------
          Net cash used in operating activities                                       (3,060,242)         (1,078,279)
                                                                                    ------------        ------------
Cash flows from investing activities
     Purchases of property and equipment                                                 (45,693)            (14,842)
                                                                                    ------------        ------------
          Net cash used in investing activities                                          (45,693)            (14,842)
                                                                                    ------------        ------------
Cash flows from financing activities
     Proceeds from line of credit                                                             --             510,037
     Pre-petition liability                                                                   --             100,000
     Proceeds from notes payable - related parties                                       435,000             300,000
     Proceeds from callable secured convertible notes payable                          2,676,662                  --
                                                                                    ------------        ------------
          Net cash provided by financing activities                                    3,111,662             910,037
                                                                                    ------------        ------------
          Net increase (decrease) in cash                                                  5,727            (183,084)
Cash and cash equivalents at beginning of year                                             2,160             185,244
                                                                                    ------------        ------------
Cash and cash equivalents at end of year                                            $      7,887        $      2,160
                                                                                    ============        ============


       See accompanying footnotes to the consolidated financial statements

                                   IGIA, INC.
                     (Formerly Tactica International, Inc.)
                   Notes to Consolidated Financial Statements
                                February 28, 2006

(1)   Summary of Significant Accounting Policies

(a)   General

IGIA, Inc., formerly Tactica International, Inc. (the "Company", "Registrant" or "IGIA"), is incorporated under the laws of the State of Delaware. The Company, through its wholly-owned subsidiaries, Tactica International, Inc. ("Tactica"), Shopflash, Inc. (Shopflash) and Kleenfast, Inc. (Kleenfast) designs, develops, imports, and distributes personal care and household products to major retailers and through direct marketing. We purchase our products from unaffiliated manufacturers most of which are located in the People's Republic of China and the United States. The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

(b)   Chapter 11 Reorganization and  Going Concern

In the ordinary course of Tactica's business, Innotrac warehoused Tactica's products, processed orders and inventory and shipped these products to Tactica's customers. Innotrac informed Tactica that Innotrac would not permit Tactica to remove its inventory stored with Innotrac unless Tactica paid Innotrac all amounts allegedly due. Despite numerous attempts to obtain financing prior to its filing for bankruptcy protection, Tactica was unable to do so. As a result of the foregoing factors, Tactica did not have a sufficient available source of working capital to continue its normal operation of business. Although Tactica and Innotrac attempted to reach an out of court agreement to resolve the terms of payment to Innotrac, the terms could not be agreed upon. The parties agreed upon the terms of the Stipulation, which contemplated the filing of a bankruptcy petition and Court approval.

On October 21, 2004, Tactica, our principal subsidiary, filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). IGIA is not seeking bankruptcy protection.

On October 25, 2004, the Court approved, on an interim basis, a Stipulation and Consent Order (the "Stipulation") with Innotrac Corporation ("Innotrac") (a copy of the Stipulation and the Order approving the Stipulation on an interim basis, are filed as an exhibit to the Form 8-K for October 21, 2004, filed by IGIA). Following the interim approval of the Stipulation by the Court on October 25, 2004, Innotrac began processing, packing and releasing Tactica's inventory for fulfillment of customer orders.

On June 23, 2005, the Bankruptcy Court issued the Innotrac Settlement, under which Innotrac has taken the inventory in exchange for full satisfaction of Tactica's liability to Innotrac that was fixed at $3,000,000. Accordingly, the accompanying condensed consolidated balance sheet as of February 28, 2006 excludes the inventory and liabilities associated with the Innotrac Settlement.

On January 10, 2006, the Bankruptcy Court approved an agreement dated October 25, 2005 between Tactica, the Official Committee of Unsecured Creditors appointed in Tactica's bankruptcy, IGIA, Inc., Tactica Funding 1 LLC, certain Tactica officers and directors, and two former Tactica shareholders, including Helen of Troy Limited ("HoT"). The agreement provided that, among other things, each party was released of all claims and liabilities that occurred prior to the date of the agreement. Immediately prior to the January 10, 2006 effective date of the agreement, the Company owed Helen of Troy Limited $2,672,946, consisting of $2,612,082 of pre-petition and $60,864 of post-petition liabilities, which the Company wrote off and recognized a $2,672,946 gain in the fiscal year ended February 28, 2006 that is included in Other Income. The parties also reaffirmed the terms of the April 29, 2006 agreement between Tactica and Helen of Troy and cancelled a license agreement that gave Tactica the right to sell Epil-Stop products in certain international markets. The agreement also provided for certain parties to make specified payments to a trust controlled by Tactica's unsecured creditors.

On January 13, 2006, the Bankruptcy Court issued a confirmation order approving the Revised First Amended Plan of Reorganization Proposed by Tactica and IGIA (the "Plan") that provides for Tactica's exit from bankruptcy. On March 28, 2006, a Notice of Effective Date of the Plan was filed with the Bankruptcy Court. Upon being declared effective, the Plan eliminated $14,853,421 of Tactica's pre-petition liabilities. The plan calls for Tactica's pre-petition creditors to receive distributions of the following assets: (i) $2,175,000 cash paid by Tactica's former shareholders; (ii) $700,000 cash paid by Tactica; (iii) $75,000 cash paid by the Registrant, Tactica, and the Board Members; (iv) up to $275,000 cash paid by Innotrac Corporation; (v) the rights and proceeds in connection with avoidance and other actions including uncollected pre-petition invoices payable by a Tactica customer; and (vi) 5,555,033 newly issued shares of the Registrant's common stock that was in number equal to 10% of the outstanding shares of common stock as of the Plan's effective date and is exempted from the registration requirements of Section 5 of the Securities Act of 1933, as amended and State registration requirements by virtue of Section 1145 of the Bankruptcy Code and applicable non-bankruptcy law. Certain post-petition creditors, including firms that provided professional services to Tactica, have submitted a total of approximately $583,000 in claims to the Bankruptcy Court for post-petition administrative expenses. Tactica is reviewing the administrative expense claims to determine whether to seek possible settlements and payment schedules or a resolution by the Bankruptcy Court.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the fiscal years 2006 and 2005, the Company incurred losses from operations of $17,158,737 and $16,197,364, respectively. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance that the Company will be successful in its effort to secure additional equity financing.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investments in the Company. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Tactica's Balance Sheet as of February 28, 2006 and Statement of Operations for the fiscal year ended February 28, 2006 is as follows:

                           Tactica International, Inc
                              Debtor-in-Possession
                                   (Unaudited)

                                  Balance Sheet

                                                                    February 28,
                               Assets                                  2006
                                                                   ------------
Due from affliate                                                  $  2,457,115
Other current assets                                                  1,095,289
                                                                   ------------
      Total current assets                                            3,552,404

Property and equipment, net                                             116,180
                                                                   ------------
   Total Assets                                                    $  3,668,584
                                                                   ============

          Liabilities and Deficiency in Stockholders' Equity

Pre-petition liabilities, including related party of $455,734      $ 14,853,421
Due to parent                                                         6,905,344
Due to related party                                                  2,476,919
Other current liabilities                                             9,368,129
                                                                   ------------
    Total current liabilities                                        33,603,813

Total Deficiency in Stockholders' Equity                            (29,935,229)
                                                                   ------------

   Total Liabilities and Deficiency in Stockholders' Equity        $  3,668,584
                                                                   ============

                             Statement of Operations
                                                                     Year Ended
                                                                    February 28,
                                                                       2006
                                                                   ------------
Revenues:
Net sales                                                          $ 20,410,374
Cost of sales                                                         7,982,607
Cost of sales - related party                                            70,565
                                                                   ------------
Gross profit                                                         12,357,202

Operating Expenses:
Media advertising                                                     8,517,274
Other selling, general and administrative                             9,557,383
Other selling, general and administrative - related party             3,784,299
                                                                   ------------
Total Operating Expenses                                             21,858,956
                                                                   ------------
Loss from Operations                                                 (9,501,754)
                                                                   ------------
Other Income (Expenses):
Interest expense, net                                                  (220,270)
Other                                                                 2,686,278
                                                                   ------------
                                                                      2,466,008
                                                                   ------------
Reorganization Item:
Professional fees                                                    (1,786,965)
                                                                   ------------
Net loss before income tax benefit                                   (8,822,711)

Income tax benefit                                                           --
                                                                   ------------

Net Loss                                                           $ (8,822,711)
                                                                   ============

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

(d)   Consideration Paid to Customers

We offer our customers certain incentives in the form of cooperative advertising arrangements, product markdown allowances, trade discounts, cash discounts, and slotting fees. We account for these incentives in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer, ("EITF 01-9"). Markdown allowances, trade discounts, cooperative advertising program participation and cash discounts are all recorded as reductions of Net sales. Customer incentives included in sales approximated $8,100 and $652,000 for fiscal year 2006 and 2005, respectively.

(e) Shipping and Handling Revenues and Expenses

We report revenue from shipping and handling charges on the Net sales line of our Statements of Operations, in accordance with paragraph 5 of Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs. We only include charges for shipping and handling in Net sales for sales made to direct response customers and retail customers ordering relatively small dollar amounts of product. Our shipping and handling expenses far exceed our shipping and handling revenues. Shipping and handling expenses are included in our Statements of Operations on the Other operating expenses line. Our expenses for shipping and handling for fiscal year 2006 approximated $4,975,000 and $2,442,000 for fiscal year 2005.

(f)   Advertising Expense

Advertising expense is comprised of media, agency, and production expenses. In accordance with Statement of Position 93-7, Reporting on Advertising Costs, direct response advertising expenses are charged to expense in the period in which the related revenues are recognized. Certain production costs to produce direct response advertising are capitalized and amortized over the expected life of the advertisement. Amortization expense relating to the production costs for the fiscal year 2006 and 2005 approximated $27,000 and 428,000, respectively. Prepaid advertising was $927,343 as of February 28, 2006.

(g)   Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

(h)   Valuation of Accounts Receivable

We maintain an allowance for doubtful accounts to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when we assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. We initially record a provision for doubtful accounts based on our historical experience, and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, we consider: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable; (iv) our historical provision for doubtful accounts;
(v) the credit worthiness of the customer; and (vi) the economic conditions of the customer's industry as well as general economic conditions, among other factors.

(i)   Inventories and Cost of Goods Sold

Inventories consist primarily of finished products held in public warehouses that are stated at the lower of cost or market, determined on a FIFO (first-in, first-out) basis. A product's cost is comprised of the amount that we pay our manufacturer for product, tariffs and duties associated with transporting product across national borders and freight costs associated with transporting the product from our manufacturers to our warehouse locations. Innotrac held Tactica's products at its Reno, Nevada facility under terms of the Stipulation and a first priority secured interest in the inventory. On June 23, 2005, the Bankruptcy Court issued the Innotrac Settlement, under which Innotrac has taken the inventory in exchange for full satisfaction of Tactica's liability to Innotrac that was fixed at $3,000,000. Accordingly, the accompanying condensed consolidated balance sheet as of February 28, 2006 excludes the inventory and liabilities associated with the Innotrac Settlement.

The Company recorded a charge of $8,821 and $2,305,252 for impairment of previously acquired inventory during the fiscal years ending 2006 and 2005, respectively.

The Cost of Goods Sold line item on the Statements of Operations is comprised of the book value (lower of cost or net realizable value) of inventory sold to customers during the reporting period.

(j)  Property and Equipment

Property and equipment is capitalized at cost and depreciated using the straight-line method over the estimated useful lives of the various assets. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of property and equipment sold or otherwise retired and the related accumulated depreciation is removed from the accounts, with any resulting gain or loss included in the results from operations.

(k)  Income Taxes

     The Company has adopted Financial Accounting Standard No. 109 ("SFAS 109") which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. These temporary differences include derivative costs, depreciation, allowance for doubtful accounts, inventory valuation adjustments, accrued expenses and net operating losses. Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured.

(l)   Use of Estimates

The preparation of financial statements requires the Company to make estimates and assumptions that affect reported amounts of assets, liabilities, revenue and expenses. Such estimates include the allowance for doubtful accounts, inventory valuation, reserve for sales returns, derivative valuation, warranty reserves and disclosure of the contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

(m)   Reclassification

Certain reclassifications have been made to conform the prior period's data to the current presentation. These reclassifications had no effect on reported losses.

(n)   Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

(o) Net Loss Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2006, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

(p)   Liquidity

As shown in the accompanying financial statements, the Company has incurred a net loss of $17,158,737 and $16,197,364 during the year ended February 28, 2006 and 2005, respectively. The Company's current liabilities exceeded its current assets by $21,859,586 as of February 28, 2006. The Company's liabilities exceeded its current assets by $31,308,799 as of February 28, 2006.

(q)   Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and accounts receivable. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $114,933 at February 28, 2006.

(r)   Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:


                                                                                    2006              2005
                                                                              ----------------   ---------------
Net loss - as reported                                                        $   (17,158,737)   $  (16,197,364)
Add: Total stock based employee compensation expense as reported under
     the intrinsic value method (APB. No. 25)                                              --                --
Deduct: Total stock based employee compensation expense as reported
        under the fair value based method (SFAS No. 123)                              (24,500)               --
                                                                              ----------------   ---------------
Net loss - Pro Forma                                                          $   (17,134,237)   $  (16,197,364)
                                                                              ================   ===============
Net loss attributable to common stockholders - Pro forma                      $          (.92)   $        $(.90)
                                                                              ================   ===============
Basic (and assuming dilution) loss per share - as reported                    $          (.92)   $         (.90)
                                                                              ================   ===============
Basic (and assuming dilution) loss per share - Pro forma                      $          (.92)   $         (.90)
                                                                              ================   ===============

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of our fiscal year 2007. We will adopt SFAS No. 123(R) on March 1, 2006.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or

A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The adoption of SFAS No. 123(R)'s fair value method will have an impact on our results of operations, although it will have an insignificant impact on our overall financial position. During the fiscal year ended February 28, 2006, we issued an additional 1,275,000 options to our employees and directors whose fair values at the date of issue was $.02 per share. At February 28, 2006, we had 1,275,000 options available for issue under our employee stock option plan.

(s)   Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income to report.

(t)   Segment Information

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

(u)   Research and Development

The Company accounts for research and development costs in accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs" ("SFAS 2"). Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestones have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company has not incurred any research and product development costs for the fiscal year 2006 or 2005.

(v)   Beneficial Conversion Feature and  Derivative Financial Instruments

Beneficial Conversion Feature

The convertible feature of certain of our convertible notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF Issue No. 00-27,"Application of EITF Issue No. 98-5 to Certain Convertible Instruments," the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments. The Company will record the corresponding unamortized debt discount related to the BCF and warrants as interest expense when the related instrument is converted into the Company's common stock.

Derivative Finanacial Instruments

In connection with the issuance of certain convertible notes payable, the terms of the notes payable provided for a conversion of the notes into shares of the Company's common stock at a rate which was determined to be variable. The Company determined that the variable conversion feature was an embedded derivative instrument pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock," as a result of entering into the note agreements, the Company was required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

(w)   New Accounting Guidance

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," ("FIN 47") which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate a material effect upon the adoption of this statement.

On November 3, 2005, the FASB issued FASB Staff Position on SFAS 115 and 124, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP FAS 115-1" and "124-1"). This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It is effective for reporting periods beginning after December 15, 2005. Accordingly, the Company is reviewing its processes and will adopt the required accounting and disclosures.

On February 16, 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

(2)   Acquisition and Capital Restructure

Corporate Restructure of Tactica

Through April 29, 2004, Tactica was a majority owned subsidiary of HoT. On April 29, 2004, the Company and its stockholders entered into a series of transactions that consolidated ownership of Tactica, whereby the minority stockholders, who collectively owned a 45% interest in the Company, contributed $3,030,000 in marketable securities to Tactica. The majority stockholder, HoT, sold its 55% ownership interest in Tactica to the minority stockholders and accepted the marketable securities and rights to certain Tactica tax refunds and intellectual properties in full satisfaction of $17,261,000 owed by Tactica under the secured line of credit and loan payable. In connection with these transactions, the Company's loans to the minority stockholders were eliminated.

The assets transferred and liabilities assumed were valued at their historical costs, which did differ materially from their fair values.

The Company accounted for the transaction in accordance with APB No. 29, Accounting for Non Monetary Transactions, and as a result, the Company realized a net forgiveness of indebtedness of $6,198,587 as an adjustment to additional paid in capital. No gain or loss was recognized in connection with the transaction. On June 11, 2004, the Company entered into a Securities Purchase Agreement and Plan of Reorganization ("Merger") with Diva Entertainment, Inc. ("Diva"), an inactive publicly registered shell corporation with no significant assets or operations. In accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations", the Company was the acquiring entity. While the transaction was accounted for using the purchase method of accounting, in substance the Agreement was a recapitalization of the Company's capital structure.

For accounting purposes, the Company has accounted for the transaction as a reverse acquisition and the Company was the surviving entity. From July 1999, until the date of the Merger, Diva was an inactive entity, with no operations. The Company did not recognize goodwill or any intangible assets in connection with the transaction.

Diva changed its name to IGIA, Inc. and effective with the Merger, 6,693,340 shares of IGIA Common Stock were issued for the conversion of all outstanding Diva Series A, B and C convertible preferred stock. In addition, IGIA issued 5,593,593 shares of common Stock in exchange for the remaining outstanding shares of Common Stock held by Diva's shareholders.

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

IGIA issued a total of 3,000,000 shares of Common Stock to its financial advisors of which 1,250,000 shares related to the Merger and 1,750,000 shares were subject to release from escrow upon the Company raising certain additional capital within a specified time period, a contingency that was not satisfied. As a result, the 1,750,000 shares were returned to the Company and cancelled. These shares were valued at the weighted average of $2.62 per share which represented the fair value of services received, which did not differ materially from the value of the shares issued.

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

(3) Accounts Receivable

Accounts receivable was comprised of the following at February 28, 2006:

Accounts receivable                                        $    803,132
Less: allowance for doubtful accounts                          (114,933)
                                                           ------------
Accounts receivable, net                                   $    688,199
                                                           ============

In addition, IGIA has an accounts receivable of $6,905,344 that is due from Tactica as of February 28, 2006, which resulted from IGIA's issuance of shares of Common Stock in satisfaction of Tactica's financial advisory fee and issuance of Series E shares to Tactica's vendors (see Note 2). The receivable has been eliminated in the consolidated financial statements as of February 28, 2006 and subsequently, in accordance with the Plan (see Notes 1a and 13), IGIA converted its receivable from Tactica into an equity investment.

(4) Inventories

Inventories are stated at the lower of cost or market determined by the first-in first-out method. Components of inventories as of February 28, 2006, are as follows:

Finished goods                                             $    478,535
Less: write down                                                (34,174)
                                                           ------------
Total                                                      $    444,361
                                                           ============

(5)  Property and Equipment

A summary of property and equipment at February 28, 2006 is as follows:


                                                 Useful
                                             lives (years)
                                             ------------
Furniture and fixtures                             7        $      50,318
Computer equipment                                 5              272,782
Office equipment                                   5               95,136
Computer software                                  3               61,110
Tooling costs                                      1               29,500
Vehicle                                            5               21,264
                                                            -------------
                                                                  530,110
Less: accumulated depreciation                                   (413,930)
                                                            -------------
                                                            $     116,180
                                                            =============

Depreciation and amortization expense was approximately $67,000 and $77,000 for the year ended February 28, 2006 and 2005, respectively.

(6)   Pre-Petition Liabilities

Under the Bankruptcy Code, Tactica's liabilities as of the October 21, 2004 filing date are deemed pre-petition liabilities that are subject to a Court supervised and approved resolution. The Company's pre-petition liabilities of $14,853,421 are carried on the balance sheet as of February 28, 2006 and until such time as they are liquidated through the Stipulation and other bankruptcy proceedings described in Footnote 13.

Following the January 13, 2006 Bankruptcy Court confirmation order that approved the Plan providing for Tactica's exit from bankruptcy, Tactica made agreements with several pre-petition creditors for the purposes of fixing the amount of their pre-petition claims to be settled under the Plan. The settlement of pre-petition claims, which is necessary for Tactica's Plan to become effective, resulted in final pre-petition claim amounts that differed from previous pre-petition liability amounts. Tactica's $14,853,421 in pre-petition liabilities as of February 28, 2006 includes $4,523,079 resulting from such post-confirmation settlements and the accompanying charge is included in the loss from operations reported in the Company's consolidated statement of operations for the year then ended.

Tactica's pre-petition liabilities are subject to comprise and include a $250,000 remainder owed to the U.S. Federal Trade Commission for an April 2004 judgment that is secured by certain customer accounts receivable, a $813,094 liability for remaining rent due under a Sublease Agreement that the Company rejected and a $100,000 convertible note payable including interest at 10% per annum that included warrants to purchase 100,000 shares of Common Stock at $1.00 per share over a five-year period (the "Bridge Note"). Prior to maturing in March 2005, the Bridge Note holder had the option of converting unpaid note principal together with accrued and unpaid interest to the Company's common stock at $1.00 per share. In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Bridge Note and determined that an insignificant portion of the proceeds was attributable to the intrinsic value of that feature and also to the warrants.

(7)   Callable Secured Convertible Notes

A summary of Callable Secured Convertible Notes at February 28, 2006 is as follows:


                                                                                             February 28, 2006
                                                                                            --------------------

Callable Secured Convertible Notes; 8% per annum; due three years from the dates of issuance; Noteholder has the option to convert unpaid note principal of the
Company's common stock at the lower of (i) $0.04 or (ii) 50% of the average of the three lowest intra-day trading prices for the common stock on a principal market for the 20 trading days before, but not including, the conversion date.
The Company granted the noteholder a security interest in substantially all of
the Company's assets and intellectual property and registration rights.                      $           629,187

Less: current portion                                                                                        --
                                                                                            --------------------
Callable Secured Convertible Notes Payable - long term portion                               $          629,187
                                                                                            ====================

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

Accordingly, as of February 28, 2006 the Company received net proceeds from the sales of $2,676,662, net of $323,338 of expenses and prepaid interest pursuant to the Securities Purchase Agreement which the Company capitalized and amortizes over the maturity period (three years) of the Callable Secured Convertible Notes.

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

The transaction, to the extent that it is to be satisfied with common stock of the Company would normally be included as equity obligations. However, in the instant case, due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature, the Company is required to record a liability relating to both the detachable warrants and the embedded convertible feature of the note payable (included in the liabilities as a "derivative liability").

The accompanying financial statements comply with current requirements relating to warrants and embedded warrants as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

         o The Company allocated the proceeds received between convertible debt and the detachable warrants based upon the relative fair market values on the dates the proceeds were received.

         o Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase in the intrinsic value of the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at February 28, 2006.

         o The expense relating to the increase in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as an other income item in the form of an unrealized interest expense arising from convertible financing on the Company's balance sheet.

         o        Accreted principal of $729,011 as of February 28, 2006.

The following table summarizes the various components of the convertible debentures as of February 28, 2006:



            Callable Secured Convertible Notes                 $   629,187
            Warrant liability                                      119,496
            Derivative liability                                 8,700,530
                                                               -----------
                                                                 9,449,213

            Adjustment of derivative and warrant liability
              to fair value                                     (2,270,989)

            Unrealized loss related to conversion of
              the Callable Secured Convertible Notes to
              common shares charged to interest expense         (5,820,026)

            Accretion of principal related to the Callable
              Secured Convertible Notes                           (729,011)

                                                               -----------

            Total Callable Secured Convertible Notes           $   629,187
                                                               ===========


(8)   Income Taxes

The provision for income taxes for the fiscal years 2006 and 2005 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

The tax effects of significant temporary differences representing deferred tax assets at February 28, 2006 were as follows:

             Net operating loss carryforwards            $      7,960,000
             Valuation allowance                               (7,960,000)
                                                         ----------------

             Net deferred tax assets                     $             --
                                                         ================

At February 28, 2006, the Company had net operating loss carry forwards of approximately $30.6 million. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Given the uncertainty over the Company's ability to continue as a going concern, realization of the deferred tax assets is more likely than not, therefore the asset is fully offset by a valuation allowance.

As of the end of fiscal year 2006, the net operating loss carryforwards included in the gross deferred tax asset totaling approximately $30.6 million will expire if not utilized by fiscal year 2027.

The components of income tax expense were as follows:

                           Current       $          0
                           Deferred                 0
                                         ------------

                                         $          0
                                         ============

(9)  Capital Stock

We are authorized to issue 1,000,000,000 shares of Common Stock having a par value of $0.001 per share. We are authorized to issue 1,000,000 shares of preferred stock, having a par value of $0.001 per share, of which 261,574 have been designated Series E Convertible Preferred Stock. As of February 28, 2006, we had 26,562,933 shares of Common Stock, 261,574 shares of Series E Convertible Preferred Stock, and 50,000 shares of Series G Preferred Stock issued and outstanding.

Preferred Stock

Our preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

Series E Convertible Preferred Stock

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

As of February 28, 2006, there were 261,574 shares of our Series E Convertible Preferred Stock issued and outstanding. All issued and outstanding shares of Series E Convertible Preferred Stock will automatically convert into an aggregate of 26,157,421 shares of our Common Stock upon satisfaction of certain shareholder requirements.

Subsequent to the Merger and during the fiscal year 2005, the Company issued an aggregate of 574 shares of Series E preferred stock to settle certain outstanding accounts payable of $3,632,159.

Series G Preferred Stock

On March 31, 2005, we issued 25,000 shares of Series G preferred stock to each of Avi Sivan, the Chief Executive Officer of the Company, and Prem Ramchandani, the President of the Company. The Series G preferred stock was issued to Mr. Sivan and Mr. Ramchandani in consideration of the fact that in connection with the recent financing obtained by the Company, Mr. Sivan and Mr. Ramchandani agreed to pledge all of their equity ownership in the Company to secure the obligations of the Company. Without such pledge of equity, including a pledge of the Series G preferred stock by Mr. Sivan and Mr. Ramchandani, the transaction would not have been consummated. The stated value of the Series G preferred stock at the time of issuance was $0.03 per share. As of February 28, 2006, there were 50,000 shares of Series G preferred stock issued and outstanding.

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

Common Stock

In connection with assistance provided to the Company in arranging and concluding the funding discussed in Note 7, on December 22, 2005, the Company issued 1,000,000 shares of its common stock at $.12 per share, which represented the fair value of the services received and approximated the value of the stock issued.

During the three months ended February 28, 2006, holders of the Callable Secured Convertible Notes dated March 22, 2005 exercised a series of partial conversions and were issued 7,560,000 shares of common stock at a conversion price averaging $.0132 per share.

Warrants

As of February 28, 2006, there were outstanding warrants to purchase 100,000 shares of common stock at $1.00 per share that are exercisable within a five-year period ending August 2, 2009 and 6,000,000 shares of common stock at $.03 per share that are exercisable within a five-year period ending March 23, 2010 through December 21, 2010.

Non-Employee Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of February 28, 2006:


                      Warrants Outstanding                                Warrants Excercisable
-----------------------------------------------------------------       ---------------------------
                                                     Weighted                           Weighted
                              Weighted Average        Average                            Average
 Exercise      Number       Remaining Contractual    Exercise               Number      Exercise
  Prices     Outstanding         Life (Years)          Prices             Exercisable     Prices
-----------------------------------------------------------------       ---------------------------
  $ 0.03      6,000,000             4.34                $0.03               6,000,000      $ 0.03
  $ 1.00        100,000             3.44                $1.00                 100,000      $ 1.00
           ---------------                                              ---------------
              6,100,000             4.32                $0.05               6,100,000      $ 0.05
           ---------------                                              ---------------

         Transactions involving warrants issued to non-employees are summarized as follows:

                                                                     Weighted
                                                                      Average
                                                Number of            Price Per
                                                  Shares               Share
                                              -------------        -------------
Outstanding at March 1, 2005                        100,000            $1.00
           Granted                                6,000,000            $0.03
           Canceled or expired                           --               --
           Exercised                                     --               --
                                              -------------
Outstanding at February 28, 2006                  6,100,000
                                              -------------


Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.


                           Options Outstanding                                            Options Excercisable
--------------------------------------------------------------------------          ---------------------------------
                                                             Weighted                                     Weighted
                                   Weighted Average           Average                                     Average
 Exercise          Number        Remaining Contractual       Exercise                    Number           Exercise
   Prices        Outstanding          Life (Years)             Prices                  Exercisable         Prices
------------   --------------- -------------------------- ----------------          -----------------   -------------
   $ 0.02         1,275,000                5                 $   0.02                   1,275,000          $ 0.02
               ---------------                                                      -----------------
                 1,275,000                 5                 $   0.02                   1,275,000          $ 0.02
               ===============                                                      =================

      A summary of the Company's stock option activity and related information is as follows:


                                                                                              Weighted
                                                                                               Average
                                                                   Number of                  Price Per
                                                                     Shares                     Share
                                                                ----------------          -----------------
      Outstanding at March 1, 2004                                          --                         --
                     Granted                                                --                         --
                     Canceled or expired                                    --                         --
                     Forfeited                                              --                         --
                                                                ----------------          -----------------
      Outstanding at March 1, 2005                                          --                         --
                     Granted                                         1,275,000                       0.02
                     Canceled or expired                                                               --
                     Forfeited                                              --                         --
                                                                ----------------
      Outstanding at February 28, 2006                               1,275,000                       0.02
                                                                ================


      Significant assumptions (weighted-average):
          Risk-free interest rate at grant date                    4.55%
          Expected stock price volatility                           280%
          Expected dividend payout                                   --
          Expected option life-years (a)                           5.00

      (a) The expected option life is based on contractual expiration dates.

(10)  Cash Flows

The following are non-cash transactions for fiscal year 2006 and 2005:

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

Effective with the Merger, 6,693,340 shares of IGIA Common Stock were issued for the conversion of all outstanding Diva Series A, B and C convertible preferred stock. In addition, IGIA issued 5,593,593 shares of Common Stock in exchange for remaining outstanding of shares of Diva's Common Stock.

Prior to the Merger, Diva received 3,725,000 shares of Common Stock from a stockholder in exchange for its wholly-owned subsidiary that was also named Diva Entertainment, Inc. In connection with the exchange Diva cancelled its 3,725,000 shares.

Effective with the Merger, all previously outstanding 1,000 shares of common stock owned by the Company's shareholders were exchanged for an aggregate of 9,400,000 shares of the Diva's Common Stock and 261,000 shares of Series E Convertible Preferred Stock. The value of the stock that was issued was the historical cost of the Diva's net tangible assets which did not differ materially from their fair value.

Effective with the Merger, Diva agreed and cancelled 1,209,000 shares of its Common Stock.

The Company issued a total of 3,000,000 shares of Common Stock to its financial advisors of which 1,250,000 shares related to the Merger. These share were valued at the weighted average price of $2.62 per share which represented the fair value of services received which did not differ materially from the value of the stock issued and 1,750,000 shares were subject to release from escrow upon the Company raising certain additional capital within a specified time period, a contingency that was not satisfied.

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

In connection with the sale of the Callable Secured Convertible Notes described in Note 7, approximately $323,000 was withheld from the $3,000,000 proceeds to pay certain expenses and to pre-pay interest. Further, holders of the Callable Secured Convertible Notes dated March 22, 2005 exercised a series of partial conversions and were issued 7,560,000 shares of common stock at a conversion price averaging approximately $.0132 per share.

In connection with the Innotrac Settlement discussed in Note 1, Tactica exchanged its inventory in full satisfaction of its pre-petition liability to Innotrac of $3,000,000. Accordingly, Tactica's inventory and liabilities associated with the Innotrac Settlement were reduced.

In connection with assistance provided to the Company in arranging and concluding the funding, on December 22, 2005, the Company issued 1,000,000 shares of its common stock at $.12 per share to a third party upon the effectiveness of the registration statement.

During the year ended February 28, 2006, Mr. Sivan and Mr. Ramchandani paid, on behalf of the Company, expenses for advertising totaling $368,200 in exchange for unsecured promissory notes as discussed in Note 12.

Cash paid for interest during the fiscal year ended February 28, 2006 and 2005 was $29,935 and $0, respectively.

Cash paid for taxes during the fiscal year ended February 28, 2006 and 2005 was $0 and $0, respectively.

The Company recognized non-cash gains from settlements of debts totaling $2,684,559, including the $2,672,946 settlement with Helen of Troy Limited as discussed in Note 1.

(11) Commitments and Contingencies

Beginning in February 2005, the Company leases its office facility under a non-cancelable operating lease expiring in April 2006. Rent expense for years ended February 28, 2006 and 2005 was $184,319 and $ 716,392, respectively.

Future remaining minimum rentals for non-cancelable operating leases with terms in excess of one year as of February 28, 2006 were as follows:

                                            2007  $  297,554
                                            2008     302,407
                                            2009     190,595
                                                  ----------
                                                  $  790,556
                                                  ==========

Included in the results of operations for the year ended February 28, 2006 and in accrued expenses at February 28, 2006 are costs incurred or accrued related to litigation and contingencies arising in the normal course of business. Management believes that amounts accrued are adequate as of February 28, 2006 and that any additional costs that may result from resolution of these contingencies would not have a material effect on the Company's financial position, results of operations, or cash flows.

The Company engaged Brass Logistics LLC, a related party, to perform warehouse and customer order fulfillment services in connection with the Company's direct response sales business. Certain third party vendors and a credit card processor that did business with Brass Logistics LLC have made claims against Brass Logistics LLC for monies deemed owed for services rendered and credit card processing activity and have threatened to make claims against the Company. Management is prepared to defend the Company against such actions, if taken, and believes that it has sufficiently provided for liabilities pertaining to services rendered by Brass Logistics LLC. As detailed in Note 12, Brass Logistics LLC is a related party.

In February 2006, we began working with a media placement agent for direct response sales campaigns regarding two of our household products sold by Shopflash. The media placement agent places our advertisements on television and on the internet and provides additional campaign support that has allowed us to further develop the campaigns. According to our agreement, the media placement agent receives fees and has a security interest in goods and proceeds related to the campaigns. Our arrangement with the media placement agent is short-term and we are considering other similar arrangements for our active campaigns including ones under development. As of February 28, 2006, we owed $1,358,116 to the media placement agent.

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

A civil complaint was filed on December 2, 2005 in the United States District Court Southern District of New York by Hughes Holdings, LLC, Global Asset Management, LLC, Allied International Fund, Inc., Robert DePalo, Gary Schonwald and Susan Heineman (the "DePalo parties") as plaintiffs against Peter Zachariou, Fountainhead Investments, Inc., Accessible Development, Corp., Allan Carter, Chadel, Ltd., John D'Avanzo, Jason Fok, Tabacalera, Ltd., Terrence DeFranco, Altitude Group, LLC, Virginia Casadonte, (the "Diva parties"), Shai Bar Lavi and IGIA, Inc. and certain officers and directors (the "IGIA parties"). The DePalo parties' claim for $279,480.60 plus costs, interest and punitive damages is alleged to have resulted from their holdings of securities issued by Diva Entertainment, Inc. and, subsequent to the Company's June 2004 reverse merger, those of IGIA, Inc. We believe the complaint against the Company and its officers and directors is without merit and we are mounting a vigorous defense in cooperation with our insurance carrier, including a counterclaim against the plaintiffs. The Diva parties have filed an answer; counterclaim against the DePalo parties; and a cross-claim against certain of the IGIA parties seeking in excess of $2.3 million; disgorgement of any profits realized by the DePalo parties and punitive damages. The Company continues to believe that no damage claim against the IGIA parties is justifiable and therefore has not provided for any liability in its financial statements as of February 28, 2006.

Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives related to the 8% Callable Secured Convertible Notes entered into on March 23, 2005 (see Note 7). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the Note Agreement and at fair value as of each subsequent balance sheet. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 51% -280%; and risk free interest rate of 4.5% - 4.88% as well as probability analysis related to trading volume restrictions. The derivatives are classified as long-term liabilities (see Note 7).

(12) Related Party Transactions

Mr. Sivan and Mr. Ramchandani, stockholders of the Company, have an ownership interest in Prime Time Media, a company which has a pre-petition accounts payable from the Company in the amount of $455,734. The Company did not purchase any goods or services from Prime Time Media in fiscal year 2006 or 2005.

Mr. Sivan, Mr. Ramchandani and a significant shareholder have an ownership interest in Brass Logistics LLC, a company which has a post-petition accounts payable in the amount of $2,688,862. The Company purchased $4,650,936 and $178,450 in order fulfillment and customer services from Brass Logistics LLC in fiscal year 2006 and 2005, respectively. Fees and costs under the June 14, 2004 agreement fluctuate based upon the amount of orders placed and fulfilled. The contract provides for the provision of services for an indefinite term.

On December 8, 2004, Tactica entered into a Credit Agreement with Tactica Funding 1, LLC ("Tactica Funding"). Mr. Sivan is a member and Mr. Ramchandani is a manager and a member of Tactica Funding. Under the Credit Agreement, Tactica Funding agreed to provide Tactica with a secured loan of up to an aggregate principal amount of $300,000 (the "Loan") for Tactica's continued ordinary course of operations and working capital needs, as evidenced by a promissory note. The Loan bears interest at a rate of 9% per annum and is payable monthly. Notwithstanding the foregoing, the Loan bears a default rate of interest of 12% per annum.. As security for the Loan, Tactica granted to Tactica Funding a first priority security interest in substantially all of the assets of Tactica, except as to permitted liens for which the Tactica Funding security interest is junior and subordinate, including the Callable Secured Convertible Notes and certain carve out expenses that Tactica incurs for professional fees and other bankruptcy case matters. As of February 28, 2006, the Company owed $300,000 of note principal, which is included in Notes Payable - related parties, and unpaid interest of $6,723.

From time to time, Mr. Sivan and Mr. Ramchandani have paid certain advertising expenses on behalf of the Company and have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 8% per annum. As of February 28, 2006, the balance due to Mr. Sivan and Mr. Ramchandani collectively was $817,793, including accrued interest, and is included in Notes Payable - related parties.

On March 31, 2005, we issued 25,000 shares of Series G preferred stock to each of Avi Sivan, the Chief Executive Officer of the Company, and Prem Ramchandani, the President of the Company. The Series G preferred stock was issued to Mr. Sivan and Mr. Ramchandani in consideration of the fact that in connection with the recent financing obtained by the Company, Mr. Sivan and Mr. Ramchandani agreed to pledge all of their equity ownership in the Company to secure the obligations of the Company. Without such pledge of equity, including a pledge of the Series G preferred stock by Mr. Sivan and Mr. Ramchandani, the transaction would not have been consummated. The stated value of the Series G preferred stock at the time of issuance was $0.03 per share. As of February 28, 2006, there were 50,000 shares of Series G preferred stock issued and outstanding.

(13) Subsequent Events

On March 28, 2006, a Notice of Effective Date of the Plan was filed with the Bankruptcy Court. Upon being declared effective, the Plan eliminated $14,853,421 of Tactica's pre-petition liabilities. The plan calls for Tactica's pre-petition creditors to receive distributions of the following assets: (i) $2,175,000 cash paid by Tactica's former shareholders; (ii) $700,000 cash paid by Tactica; (iii) $75,000 cash paid by the Registrant, Tactica, and the Board Members; (iv) up to $275,000 cash paid by Innotrac Corporation; (v) the rights and proceeds in connection with avoidance and other actions including uncollected pre-petition invoices payable by a Tactica customer; and (vi) 5,555,033 newly issued shares of the Registrant's common stock that was in number equal to 10% of the outstanding shares of common stock as of the Plan's effective date and is exempted from the registration requirements of Section 5 of the Securities Act of 1933, as amended and State registration requirements by virtue of Section 1145 of the Bankruptcy Code and applicable non-bankruptcy law. Certain post-petition creditors, including firms that provided professional services to Tactica, have submitted a total of approximately $583,000 in claims to the Bankruptcy Court for post-petition administrative expenses. Tactica is reviewing the administrative expense claims to determine whether to seek possible settlements and payment schedules or a resolution by the Bankruptcy Court.

In April 2006, the Company signed a lease with a non-affliated building owner and moved into a new office space located at 16 East 40th Street, 12th Floor, New York, New York 10016 at a rate of approximately $25,000 per month, increasing $2,751 per annum. The lease for the New York office space commenced on April 15, 2006 and expires October 14, 2008.

Subsequent to the date of the balance sheet, holders of the Callable Secured Convertible Notes dated March 22, 2005 exercised a series of partial conversions and were issued 22,440,000 shares of common stock at a conversion price averaging approximately $.0057 per share.

To obtain funding for the purpose of payment of general corporate and operating purposes, including the payment of auditor and legal fees, the Company entered into a Securities Purchase Agreement with the Investors on June 7, 2006 for the sale of (i) $760,000 in Callable Secured Convertible Notes and (ii) stock purchase warrants to buy 50,000,000 shares of our common stock. On June 7, 2006, the Investors purchased the $760,000 in Notes and received warrants to purchase an aggregate of 50,000,000 shares of our common stock.

The Notes bear interest at 6%, mature three years from the date of issuance, and are convertible into our common stock, at the Investors' option, at a conversion price equal to the lower of (i) $0.04 or (ii) 35% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date. As of June 7, 2006, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $0.0068 and, therefore, the conversion price for the Callable Secured Convertible Notes was $0.002. Based on this conversion price, the $760,000 Notes, excluding interest, were convertible into 380,000,000 shares of our common stock.

The Company may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Callable Secured Convertible Notes and the market price is at or below $.06 per share. The full principal amount of the Notes is due upon default under the terms of the Notes. In addition, the Company has granted the Investors a security interest in substantially all of the Company's assets and intellectual property as well as registration rights.

The warrants are exercisable until five years from the date of issuance at a purchase price of $0.009 per share. In addition, the exercise price of the warrants is adjusted in the event the Company issues common stock at a price below market.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the warrants and receive shares of our common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company's then issued and outstanding shares of common stock.

(14) Loss per Share

As of February 28, 2006, there were 206,000,000 potential shares excluded from the calculation to compute diluted loss per share as their inclusion would have reduced net loss per share.

(15)  Restatement of Quarterly Financial Statements (Unaudited)

During 2006, it was determined that the correct application of accounting principles had not been applied in the accounting for convertible debentures and detachable warrants (See note 7), in the previously issued interim consolidated financial statements as of May 31, 2005, August 31, 2005 and November 30, 2005.

Under the original accounting for the debentures and detachable warrants, the Company recognized an embedded beneficial conversion feature present in the convertible note and allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. Accordingly, the proceeds attributed to the common stock, convertible debt and warrants have been restated to reflect the relative fair value method.

In accordance with Accounting Principles Board Opinion, Accounting Changes (APB
20), the necessary corrections to apply the accounting principles on the aforementioned transactions are reflected in the summary Statement of Operations, Balance Sheet, and Statement of Cash Flows as described below:

The effect on the Company's previously issued interim May 31, 2005 financial statements is summarized below:


                                                  May, 31, 2005         May 31, 2005        Amount increase
                                               financial statement   financial statement    (decrease) in May
                                                balance prior to      post restatement     31, 2005 financial
                                                   restatement                                  statements
                                               -------------------   -------------------   -------------------
Balance Sheet:
  Derivative liability                               $        -0-          $  2,000,000           $ 2,000,000
  Warrant liability                                           -0-                50,293                50,293
  Convertible debentures                                  163,982                99,543               (64,439)
  Total liabilities                                    20,296,231            22,282,085             1,985,854
  Additional paid in capital                           15,944,360            13,944,360            (2,000,000)
  Total stockholders' deficit                         (15,147,737)          (17,133,591)            1,985,854

Statement of Operations - three months
  Loss on change in derivative and warrant
    liability                                                 -0-               (50,293)               50,293
  Interest expense                                       (230,385)             (165,946)              (64,439)
  Loss before income taxes                             (2,894,032)           (2,879,886)              (14,146)
  Net loss                                             (2,894,032)           (2,879,886)              (14,146)
  Basic and diluted loss per share:                         (0.16)                (0.16)                  -0-

Statement of Cash Flows - three months:
  Net cash used in operating activities                  (694,674)             (694,674)                  -0-
  Net cash provided by investing activities                   -0-                   -0-                   -0-
  Net cash provided by financing activities          $  1,790,009          $  1,790,009                   -0-


(15)   Restatement of Quarterly Financial Statements (Unaudited)  (continued)

The effect on the Company's previously issued interim August 31, 2005 financial statements is summarized below:


                                                  August, 31, 2005      August 31, 2005        Amount increase
                                               financial statement     financial statement      (decrease) in
                                                 balance prior to       post restatement       August 31, 2005
                                                     restatement                             financial statements
                                                  ---------------         --------------     --------------------
Balance Sheet:
  Derivative liability                               $        -0-          $    666,667           $   666,667
  Warrant liability                                           -0-               147,930               147,930
  Convertible debentures                                  328,864               267,580               (61,284)
  Total liabilities                                    20,043,441            20,796,754               753,313
  Additional paid in capital                           15,944,360            13,944,360            (2,000,000)
  Total stockholders' deficit                         (15,299,740)          (16,053,053)              753,313

Statement of Operations - three months
  Gain on change in derivative and warrant
    liability                                                 -0-             1,235,696             1,235,696
  Interest expense                                       (250,139)             (253,294)                3,155
  Income (loss) before income taxes                      (152,003)            1,080,538             1,232,541
  Net Income (loss)                                      (152,003)            1,080,538             1,232,541
  Basic income (loss) per share:                            (0.01)                 0.06                  0.07
  Fully diluted income (loss) per share                     (0.01)                 0.01                  0.02

Statement of Operations-six months:
  Gain on change in  derivative  and warrant
    liability                                                 -0-             1,185,404             1,185,404
  Interest expense                                       (480,524)             (419,240)              (61,284)
  Loss before income taxes                             (3,046,035)           (1,799,347)            1,246,688
  Net loss                                             (3,046,035)           (1,799,347)            1,246,688
  Basic and fully diluted loss per share                    (0.17)                (0.10)                 0.07

Statement of Cash Flows - six months:
  Net cash used in operating activities                (1,724,373)           (1,724,373)                  -0-
  Net cash used in investing activities                    (6,723)               (6,723)                  -0-
  Net cash provided by financing activities          $  1,790,009          $  1,790,009                   -0-

(15) - Restatement of Quarterly Financial Statements (Unaudited) (continued))

The effect on the Company's previously issued interim November 30, 2005 financial statements is summarized below:



                                                 November 30, 2005     November 30, 2005      Amount increase
                                                financial statement   financial statement      (decrease) in
                                                  balance prior to      post restatement      November 30, 2005
                                                    restatement                             financial statements
                                                  ---------------        --------------     --------------------
Balance Sheet:
  Derivative liability                               $       -0-           $ 4,000,000            $4,000,000
  Warrant liability                                          -0-               425,601               425,601
  Convertible debentures                                 491,954               433,790               (58,164)
  Total liabilities                                   23,115,831            27,483,268             4,367,437
  Additional paid in capital                          15,944,360            13,944,360            (2,000,000)
  Total stockholders' deficit                        (17,438,947)          (21,806,384)            4,367,437

Statement of Operations - three months
  Loss on change in derivative and warrant
    liability                                                -0-            (3,611,005)            3,611,005
  Interest expense                                      (197,356)             (200,476)                3,120
  Loss before income taxes                            (2,139,207)           (5,753,332)            3,614,125
  Net Loss                                            (2,139,207)           (5,753,332)            3,614,125
  Basic and fully diluted loss per share:                  (0.12)                (0.32)                (0.20)

Statement of Operations - nine months:
  Loss on change in derivative and warrant
    liability                                                -0-            (2,425,601)            2,425,601
  Interest expense                                      (677,880)             (619,716)              (58,164)
  Loss before income taxes                            (5,185,242)           (7,552,679)            2,367,437
  Net loss                                            (5,185,242)           (7,552,679)            2,367,437
  Basic and fully diluted loss per share                   (0.29)                (0.42)                (0.13)

Statement of Cash Flows - nine months:
  Net cash used in operating activities               (1,735,453)           (1,735,453)                  -0-
  Net cash used in investing activities                  (29,294)              (29,294)                  -0-
  Net cash provided by financing activities          $ 1,790,009           $ 1,790,009                   -0-

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

Evaluation of Disclosure Controls and Procedures

         As of February 28, 2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of February 28, 2006 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Changes in Internal Control over Financial Reporting

         As required by Rule 13a-15(d), IGIA management, including the Chief Executive Officer and Chief Financial Officer, respectively also conducted an evaluation of IGIA's internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, IGIA's internal control over financial reporting. During the preparation of our financial statements as of and for the year ended February 28, 2006, we concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, we initiated the changes in internal control also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Deficiencies and Corrective Actions Relating to the Company's Internal Controls over Financial Reporting

         During the course of the audit of the Company's February 28, 2006 financial statements, our registered independent public accounting firm identified certain material weaknesses relating to our internal controls and procedures within the areas of revenue recognition, accounts payable, cash disbursements, inventory accounting and document retention. Certain of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

         In order to review the financial condition and prepare the financial disclosures in this document, our officers have been responding to recommendations from our auditors to properly and accurately account for the financial information contained in this Form 10-KSB. Detailed validation work was done by internal personnel with respect to all consolidated balance sheet account balances to substantiate the financial information that is contained in this Form 10-KSB. Additional analysis was performed on consolidated income statement amounts and compared to prior period (both year over year and consecutive period) amounts for reasonableness. Management is in the process of implementing a more effective system of controls, procedures and other changes in the areas of revenue recognition, cash disbursements, account reconciliation and document control to insure that information required to be disclosed in this annual report on Form 10-KSB has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and has developed procedures to address them to the extent possible given limitations in financial and manpower resources. Among the changes being implemented are:

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

Account Reconciliations

         o Procedures established and personnel assigned to reconcile key accounts on a timely basis

Control function added to review reconciliations

         During 2006, it was determined that the correct application of accounting principles had not been applied in the accounting for convertible debentures and detachable warrants in the previously issued interim consolidated financial statements as of May 31, 2005, August 31, 2005 and November 30, 2005.

         Under the original accounting for the debentures and detachable warrants, the Company recognized an embedded beneficial conversion feature present in the convertible note and allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. Subsequently, the Company determined that the variable conversion feature, which is present in the debentures, is an embedded derivative instrument pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Copmany's Own Stock," as a result of entering into the note agreements, the Company is required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value should be recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company records a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company records non-operating, non-cash income. Accordingly, the proceeds attributed to the common stock, convertible debt and warrants have been restated to reflect the relative fair value method.

         Our officers have been working with the Board of Directors to address recommendations from the Company's registered independent public accounting firm regarding deficiencies in the disclosure controls and procedures. The Company is currently engaged in the implementation of a new internal control procedures. Management expects that the new procedures, once implemented, will correct the deficiencies and will result in disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act, that will timely alert the Chief Executive Officer and Chief Financial Officer to material information relating to the Company required to be included in the Company's Exchange Act filings.

ITEM 8B - OTHER INFORMATION

         None.

ITEM 9 - DIRECTORS AND OFFICERS OF THE REGISTRANT

Our executive officers and directors and their respective ages and positions as of the date hereof are as follows:

Names                  Ages        Position
----------------     --------      ------------------------------------------
Avi Sivan               43         Chairman of the Board and Chief Executive
                                   Officer

Prem Ramchandani        58         President, Treasurer and Director

Kurt Streams            44         Chief Financial Officer and Assistant
                                   Secretary

Paul Greenfield         61         Secretary and General Counsel


Avi Sivan, Chairman of the Board of Directors and Chief Executive Officer since June 11, 2004, founded Tactica International, Inc., currently our wholly-owned operating subsidiary, and has been its Chief Executive Officer since March 2000. From 1997 to March 2000, Mr. Sivan served as the Chief Executive Officer of Tactical International, LLC. Mr. Sivan is a driving force in making us a player in the Direct Response Television (DRTV) industry. Mr. Sivan is the creator of the IGIA(R) brand of products.

Prem Ramchandani, President, Treasurer and a Director since June 11, 2004, has served as Tactica's President, Treasurer and Director since March 2000. From 1997 until March 2000, he served as Chief Operating Officer of Tactica International, LLC. From 1983 until 1994, Mr. Ramchandani served as President of Investment Planning Group, a private firm providing investment analysis and financing for real estate transactions. In 1975, he was an officer of the Urban Academy for Management, a privately held consulting firm that provided financial management and technical assistance services. Mr. Ramchandani received an MBA in finance in 1972 from Columbia University in New York, and in 1970 a BTech degree in Chemical Engineering from the Indian Institute of Technology.

Kurt Streams, Chief Financial Officer and Assistant Secretary since June 11, 2004, has served as Tactica's Chief Financial Officer since January 2004. Mr. Streams was Chief Financial Officer of The Deal LLC, a privately held financial news publishing company, from March 2000 through January 2004. From September 1995 to March 2000 Mr. Streams was Chief Financial Officer for Norland Medical Systems, Inc., a public medical device manufacturing company. From 1989 through 1995 he was an auditor with Deloitte & Touche LLP and was promoted to Senior Audit Manager following a 27-month posting in Europe. Mr. Streams received a B.A. in Economics in 1983 from the University of Massachusetts at Amherst.

Paul Greenfield, Secretary and General Counsel since June 11, 2004, has served as Tactica's General Counsel since August 15, 2002. From 1989 through August 2002, Mr. Greenfield was in private practice as a partner at the law firm Crupain & Greenfield where he focused on general litigation with emphasis on products liability, intellectual property and trial work. Mr. Greenfield received a JD from Brooklyn Law School in 1969.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4, and amendments thereto, furnished to us under Rule 16a-3(e) during the fiscal year ended February 28, 2006, and Forms 5, and amendments thereto, furnished to us with respect to the fiscal year ended February 28, 2006, we believe that during the fiscal year ended February 28, 2006, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except as follows: (1) Avi Sivan failed to report one transaction;
(2) Prem Ramchandani failed to report one transaction; (3) Avraham Ovadia, a greater than ten percent stockholder, failed to report one transaction and (4) Shai Bar-Lavi, a greater than ten percent stockholder, failed to report one transaction. In each instance, the transaction not reported was the contribution of certain of their Series E preferred shares to Tactica's vendors along with the Company's issuance of Series E shares in settlement of amounts Tactica owed to its vendors.

Code of Ethics

         Because we are an early-development stage company with limited resources, we have not yet adopted a "code of ethics", as defined by the SEC, that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller and persons performing similar functions. We are in the process of drafting and adopting a Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the annual and long-term compensation for services in all capacities to Tactica for Tactica's fiscal years ended February 28, 2006, February 28, 2005 and February 29, 2004 paid to our Chief Executive Officer and the other executive officers who earned more than $100,000 per year at the end of the last completed fiscal year. We refer to all of these officers collectively as our "named executive officers."


                                              Summary Compensation Table
-------------------------------------------------------------------------------------------------------------------------------
                                                                                      Long Term Compensation
                                                                    ------------------------------ ----------------------------
                                   Annual Compensation                         Awards                        Payouts
                       -------------------------------------------  -----------------------------  ----------------------------
                                                         Other        Restricted     Securities
      Name And                                           Annual          Stock        Underlying     LTIP        All Other
      Principal                  Salary      Bonus      Award(s)      Compensation     Options/     Payouts     Compensation
      Position          Year       ($)        ($)          ($)            ($)          SARs (#)       ($)           ($)
---------------------- -------- ---------- ----------- ------------ ----------------- ------------ ---------- -----------------
Avi Sivan               2006    496,154           0       31,204           --           300,000          --             --
Chief Executive         2005    514,539           0       31,798           --                --          --             --
Officer                 2004    503,201           0       39,100           --                --          --             --

Prem                    2006    496,154           0       48,111           --           300,000          --             --
Ramchandani,            2005    514,539           0       44,056           --                --          --             --
President               2004    503,201           0       42,728           --                --          --             --

Kurt Streams,           2006    200,000           0          800           --           150,000          --             --
Chief Financial         2005    200,000           0            0           --                --          --             --
Officer                 2004    192,308           0            0           --                --          --             --

Paul Greenfield,        2006    200,000           0            0           --           150,000          --             --
Secretary and           2005    200,000           0            0           --                --          --             --
General Counsel         2004    201,282           0            0           --                --          --             --


Options Grants


                                                                  OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                            -----------------------------------------------------------------------------------
                                                                           [Individual Grants]
                                            -----------------------------------------------------------------------------------
                                               Number of
                                               securities
                 Name And                      underlying           Percent of total           Exercise or
                 Principal                     options/SARs      options/SARs granted to       base price
                 Position                      granted (#)       employees in fiscal year        ($/Sh)         Expiration date
                   (a)                              (b)                   (c)                      (d)                (e)
------------------------------------------- ----------------- ----------------------------- --------------- -------------------
Avi Sivan , Chief Executive Officer             300,000                   23.5%                 $0.02              02/28/2010
Prem Ramchandani, President                     300,000                   23.5%                 $0.02              02/28/2010
Kurt Streams, Chief Financial Officer           150,000                   11.8%                 $0.02              02/28/2010
Paul Greenfield, General Counsel                150,000                   11.8%                 $0.02              02/28/2010


Equity Compensation Plan Information


                                                                                                Number of securities
                                                                                              remaining available for
                                   Number of securities to          Weighted-average           future issuance under
                                   be issued upon exercise        exercise price of          equity compensation plans
                                   of outstanding options,       outstanding options,          (excluding securities
                                     warrants and rights          warrants and rights         reflected in column (a))
      Plan category                         (a)                          (b)                            (c)
----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans                 1,275,000                      $.02                         1,225,000
approved by security holders

Equity compensation plans not
approved by security holders                 0                           $.00                             0

             Total                        1,275,000                      $.02                         1,225,000

         As of the date hereof, there were 1,275,000 options to purchase shares of our common stock are outstanding.

Employment Agreements with Executive Officers

         Tactica, our wholly-owned subsidiary, entered into an employment agreement dated April 29, 2004, with Avi Sivan. Pursuant to the employment agreement, Mr. Sivan is to serve as our Chief Executive Officer for a base compensation of at least $600,000 per year. The contract, which is for a five-year period, automatically extends by one day, every day, unless terminated earlier by us or Mr. Sivan by written notice ("Non-renewal Notice"). Mr. Sivan is eligible for incentive compensation expressed as 10% of EBITDA for the fiscal year then ended. On July 1, 2004, Mr. Sivan's employment agreement was amended temporarily by oral agreement such that, effective August 1, 2004, (i) Mr. Sivan will receive a base compensation of $490,000, (ii) Mr. Sivan is eligible for incentive compensation expressed as 8% of EBITDA for the fiscal year then ended, and (iii) Mr. Sivan's incentive compensation is subject to cap of $400,000 per year.

         In addition, Mr. Sivan is entitled to participate in our standard executive benefit program, including group health insurance, death and disability benefits provided for under our applicable insurance policy. If after death or twenty-six weeks of continuous disability ("Disability"), Mr. Sivan's employment agreement will be terminated, and he, or his estate will be entitled to severance pay, calculated as a one time multiple of his total average compensation over the preceding three years, in the event that a Non-renewal Notice has been given by us prior to his death or Disability, in lieu of the one times (1x) multiple, the multiple shall be the remaining number of years between the date of his death or Disability and the third (3rd) anniversary of the date of the Non-renewal Notice, but in no event less than one (1) year. Upon death, his estate will be entitled to any accrued benefits, not yet paid, including pro-rata incentive payments payable upon termination of employment for other than death, disability or cause are provided for as follows: If terminated by resignation for "good reason" or by us other than for "cause" (as such terms are defined in the employment agreement) or a result of Non-renewal Notice, Mr. Sivan will be entitled to receive all salary, benefits and incentive compensation for two years after the date of termination of employment and all stock options previously grated to Mr. Sivan will immediately vest. If Mr. Sivan's employment is terminated for good reason due to a "change of control" (as such term is defined in the employment agreement), Mr. Sivan will be entitled to receive, within 30 days after providing notice of election to terminate his employment due to a change in control, a lump sum payment equal to the net present value of the sum of five times Mr. Sivan's then current base salary plus five times the sum of Mr. Sivan's highest annualized bonus compensation during the three year period prior to the change of control.

         We have identical employment agreements and amendments thereto with Mr. Prem Ramchandani, pursuant to which Mr. Ramchandani is employed as President of Tactica.

         Tactica, our wholly-owned subsidiary, entered into an employment agreement dated January 19, 2004, with Kurt Streams. Pursuant to the employment agreement, Mr. Streams is to serve as our Chief Financial Officer for a base compensation of at least $200,000 per year. Mr. Streams is eligible for bonus compensation of between 10% and 20% of his annual salary. In the event of termination, except for cause or upon the failure to give required notice, Mr. Streams shall receive a lump-sum severance payment equal to four months salary plus any bonus which is payable.

         Tactica, our wholly-owned subsidiary, entered into an employment agreement dated August 15, 2002, with Paul Greenfield. Pursuant to the employment agreement, Mr. Greenfield is to serve as our Secretary and General Counsel for a base compensation of $200,000 per year. In the event of termination, except for cause or upon the failure to give required notice, Mr. Greenfield shall receive a lump-sum severance payment equal to four months salary.

Director Compensation

         Non-employee directors, of which there are currently none, are expected to be compensated $1,000 for each meeting of the Board of Directors attended, as well as reimbursement of reasonable out of pocket expenses incurred in connection with the attendance of meetings of the Board of Directors.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information regarding the beneficial ownership of our common stock (assuming conversion of all of the issued and outstanding shares of Series E Preferred Stock) as of June 9, 2006 and as adjusted to reflect the maximum number of shares of our common stock which may be issued upon conversion of the Convertible Preferred Stock by:

         o each person known by us to be the beneficial owner of more than 5% of our Common Stock;
         o        each of our directors;
         o        each of our executive officers; and
         o        our executive officers and directors as a group.

         Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. Under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the beneficially-owned shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person.


                                                                    Amount and Nature
Title of Class             Name of Beneficial Owner                of Beneficial Owner               Percent of Class
Common Stock               Avi Sivan  (3)                              9,947,500 (1)                     14.0%

Common Stock               Prem Ramchandani  (3)                       9,947,500 (1)                     14.0%

Common Stock               Avraham Ovadia                              9,947,500 (1)                     14.0%

Common Stock               Shai Bar-Lavi                               5,007,500 (2)                     11.4%

Common Stock               Kurt Streams                                        0                          0.0%

Common Stock               Paul Greenfield                                     0                          0.0%

Common Stock               All directors and named                    19,895,000 shares                  27.9%
                           executive officers as a group

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


                                                                    Amount and Nature
Title of Class             Name of Beneficial Owner                 of Beneficial Owner               Percent of Class
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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Avraham Ovadia, a 14% stockholder, serves as the exclusive distributor of Tactica's products in South Africa. During fiscal 2003, Tactica sold an immaterial amount of goods to Mr. Ovadia's company, Home Mark (Pty) Ltd. In the past Mr. Ovadia also has produced infomercials for Tactica.

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

         In connection with Tactica's former sublease of office space in New York City, an affiliate of HoT issued a $389,000 standby letter of credit which the third party lessor drew upon in satisfaction of rent not paid by Tactica.

         On December 8, 2004, Tactica entered into a Credit Agreement with Tactica Funding 1, LLC. Mr. Sivan is a member and Mr. Ramchandani is a manager and a member of Tactica Funding 1, LLC. Under the Credit Agreement Tactica Funding 1, LLC agreed to provide Tactica with a secured loan of up to an aggregate principal amount of $300,000, to provide funds for Tactica's continued ordinary course operations and working capital needs, as evidenced by a promissory note. The loan bears interest at a rate of 9% per annum and is payable monthly. Notwithstanding the foregoing, the Loan bears a default rate of interest of 12% per annum. The entire principal is due and payable. As security for the loan, Tactica granted to Tactica Funding 1, LLC a first priority security interest in substantially all of the assets of Tactica, except as to permitted liens for which the Tactica Funding security interest is junior, including the callable secured convertible notes, and subordinate certain carve out expenses that Tactica incurred for professional fees and other bankruptcy case matters. As of February 28, 2006, the Company owed $300,000 of note principal, which is included in Notes Payable - related parties, and unpaid interest of $6,723.

         From time to time, Mr. Sivan and Mr. Ramchandani have paid certain advertising expenses on behalf of the Company and have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 8% per annum. As of February 28, 2006, the balance due to Mr. Sivan and Mr. Ramchandani collectively was $817,793, including accrued interest, and is included in Notes Payable - related parties.

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

         We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm's length basis. Our policy requires that all related parties recuse themselves from negotiating and voting on behalf of our company in connection with related party transactions.

ITEM 13.   EXHIBITS

Exhibits:

Exhibit
Number            Description
------            -----------
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

31.1              Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2              Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1              Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.
32.1              Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.
-------------------------------------------

(1) Incorporated herein by reference to the exhibit to Registrant's Current Report on Form 8-K dated June 18, 2004.
(2) Incorporated by reference to the exhibit of same number filed with the Company's Registration Statement on Form 10-SB.
(3) Incorporated herein by reference to the exhibit to Registrant's Current Report on Form 8-K dated April 1, 2005.
(4) Incorporated herein by reference to the exhibits to Registrant's Current Report on Form 8-K dated March 28, 2005.
(5) Incorporated herein by reference to the exhibits to Registrant's Registration Statement on Form SB-2 dated April 14, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended February 28, 2006 and February 28, 2005, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $103,998 and approximately $57,375, respectively.

Audit Related Fees. The Company incurred fees to auditors of $45,098 and $60,000, respectively for audit related fees during the fiscal years ended February 28, 2006 and February 28, 2005.

Tax Fees. The Company incurred fees to auditors of $16,613 and $0 respectively for tax compliance, tax advice or tax compliance services during the fiscal years ended February 28, 2006 and February 28, 2005.

All Other Fees. The Company did not incur any other fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" for the fiscal years ended February 28, 2006 and February 28, 2005.

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

                           IGIA, INC.

                           By: /s/ Avi Sivan
                               ---------------------------------------
                               Avi Sivan
                               Chief Executive Officer and Chairman of the Board


         In accordance with the requirements of the Securities Act of 1933, this report was signed by the following persons in the capacities and on the dates stated.


SIGNATURE                                            TITLE                              DATE

       /s/ Avi Sivan                     Chief Executive Officer and                June 13, 2006
--------------------------------         Chairman of the Board
Avi Sivan

        /s/ Prem Ramchandani             President, Treasurer and Director          June 13, 2006
--------------------------------
Prem Ramchandani

       /s/ Kurt Streams                  Chief Financial Officer and                June 13, 2006
--------------------------------         Assistant Secretary
Kurt Streams