Form 10QSB
period 2006-03-31
IGIA, Inc.
filed 2006-07-25
CIK 919603

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

Commission file number 000-23506

IGIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0601498
(State or jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

16 East 40th Street, 12th Floor, New York, New York 10016
(Address of Principal Executive Offices)

Registrant's telephone number: (212) 575-0500

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ .

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 20, 2006 the Registrant had 95,369,558 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Quarterly Report on Form 10-QSB for the
Quarterly Period Ended May 31, 2006
Table of Contents
Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheet as of May 31, 2006:	2
Condensed Consolidated Statements of Operations for the Three Months Ended May 31, 2006 and 2005:	3
Condensed Consolidated Statement of Changes in Deficiency in Stockholders’ Equity for the Fifteen Months Ended May 31, 2006:	4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended May 31, 2006 and 2005:	5
Notes to Condensed Consolidated Financial Statements May 31, 2006:	6-17
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-32
Item 3. Controls and Procedures	32-34

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	34-35
Item 2. Changes in Securities	35-36
Item 3. Defaults upon Senior Securities	36
Item 4. Submission of matters to a vote of security holders	36
Item 5. Other information	36
Item 6. Exhibits	37

Signatures

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited Condensed Consolidated Financial Statements as of May 31, 2006 and for the three months ended May 31, 2006 and 2005 have been prepared by IGIA, Inc., a Delaware corporation.

IGIA, INC.
(Formerly Tactica International, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

May 31,
ASSETS	2006
CURRENT ASSETS:
Cash	$137,774
Accounts receivable, net of allowance for doubtful accounts of $1,231,026	233,270
Inventories	511,805
Prepaid advertising	155,424
Other prepayments	277,576
Other current assets	43,614

Total current assets	1,359,463

Security deposits	79,705
Property and equipment, net of accumulated depreciation of $439,510	114,994
Total Assets	$1,554,162

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,933,231
Accounts payable - related party	2,627,862
Accrued expenses	855,098
Customer deposits	1,957,434
Loan payable	264,452
Notes payable - related parties	1,969,099
Total current liabilities	12,607,176

LONG TERM LIABILITIES:
Callable secured convertible notes	825,776
Warrant liability related to callable secured convertible notes	59,966
Derivative liability related to callable secured convertible notes	2,668,751
Total long term liabilities	3,554,493

TOTAL LIABILITIES	16,161,669

Commitments and contingencies

DEFICIENCY IN STOCKHOLDERS’ EQUITY:
Preferred stock, Series E, par value $0.001 per share; 261,574 shares issued and outstanding	262
Preferred stock, Series G, par value $0.001 per share; 50,000 shares issued and outstanding	50
Common stock, par value $ 0.001 per share; 49,764,044 shares issued and outstanding	49,764
Common stock subscription	2,544
Additional paid -in- capital	14,337,816
Accumulated deficit	(28,997,943)
Total Deficiency in Stockholders’ Equity	(14,607,507)

Total Liabilities and Deficiency in Stockholders’ Equity	$1,554,162

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.
(Formerly Tactica International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended May 31,
	2006		2005
			As Restated - Note-K
REVENUES:
Net sales	$3,458,885		$1,825,208
Cost of sales	769,508		696,497
Gross profit	2,689,377		1,128,711

OPERATING EXPENSES:
Media advertising	3,703,021		1,236,377
Other selling, general and administrative	2,297,171		1,484,760
Other selling, general and administrative - related party	-		332,850
Total operating expenses	6,000,192		3,053,987
LOSS FROM OPERATIONS	(3,310,815)		(1,925,276)

OTHER INCOME (EXPENSES):
Interest expense, net	(395,844)		(165,946)
Unrealized gain (loss) on adjustment of derivative and warrant
liability to fair value of underlying securities	6,091,309		(50,293)
Rental income	3,500		-
	5,698,965		(216,239)
INCOME (LOSS) BEFORE REORGANIZATION ITEMS AND INCOME TAXES	2,388,150		(2,141,515)

REORGANIZATION ITEMS:
Gain on extinquishment of bankruptcy debts	13,989,024		-
Provision for executory contracts	-		(218,643)
Professional fees	-		(519,728)
	13,989,024		(738,371)

INCOME (LOSS) BEFORE INCOME TAXES	16,377,174		(2,879,886)

Income taxes benefit	-		-
NET INCOME (LOSS)	$16,377,174		$(2,879,886)

Net income (loss) per common share - basic	$0.44		$(0.16)

Net income (loss) per common share - fully diluted	$0.22		$(0.16)

Weighted average common shares outstanding - basic	37,431,619		18,002,933

Weighted average common shares outstanding - fully diluted	73,100,465		18,002,933

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$9,784	$
Cash paid for taxes	$-		$-

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.
(Formerly Tactica International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

										Total
							Common	Additional		Deficiency in
	Series E		Series G				Stock	Paid-In	Accumulated	Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Subscription	Capital	Deficit	Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 1, 2005	261,574	$262	-	$-	18,002,933	$18,003	-	$13,942,910	$(28,216,380)	$(14,255,205)

Conversion of Callable Secured Convertible Notes					7,560,000	7,560		92,263		99,823

Issuance of shares in exchange for services rendered					1,000,000	1,000		119,000		120,000

Issuance of preferred shares			50,000	50				1,450		1,500

Net loss									(17,158,737)	(17,158,737)

Balance at March 1, 2006	261,574	$262	50,000	$50	26,562,933	$26,563	$-	$14,155,623	$(45,375,117)	$(31,192,619)

Conversion of Callable Secured Convertible Notes					20,190,000	20,190		98,867		119,057

Issuance of Common stock in connection with bankruptcy settlement					3,011,111	3,011	2,544	83,326		88,881

Net income									16,377,174	16,377,174

Balance at May 31, 2006	261,574	$262	50,000	$50	49,764,044	$49,764	$2,544	$14,337,816	$(28,997,943)	$(14,607,507)

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.
(Formerly Tactica International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended May 31,
	2006	2005
		As Restated -
		Note-K
Net cash used in operating activities	$(916,403)	$(694,674)
Net cash used in investing activities	(19,494)	-
Net cash provided by financing activities	1,065,784	1,790,009
Net increase in cash	129,887	1,095,335
Cash and cash equivalents at beginning of period	7,887	2,160
Cash and cash equivalents at end of period	$137,774	$1,097,495

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2006
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

IGIA, Inc., (the "Company", "Registrant" or "IGIA"), is incorporated under the laws of the State of Delaware. The Company designs, develops, imports, and distributes personal care and household products through direct marketing and major retailers. We purchase our products from unaffiliated manufacturers most of which are located in the People's Republic of China and the United States.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended May 31, 2006 are not necessarily indicative of the results that may be expected for the year ending February 28, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated February 28, 2006 audited financial statements and footnotes thereto.

The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiaries, Tactica International, Inc. ("Tactica"), Kleenfast, Inc. and Shopflash, Inc. The Registrant formed its Kleenfast, Inc. subsidiary on January 17, 2006 and started its operations during the three-month period ended May 31, 2006. All significant inter-company transactions and balances have been eliminated in consolidation.

Chapter 11 Reorganization

On October 21, 2004, Tactica, our principal subsidiary, filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). IGIA did not seek bankruptcy protection.

On October 25, 2004, the Court approved, on an interim basis, a Stipulation and Consent Order (the “Stipulation”) with Innotrac Corporation (“Innotrac”), Tactica’s provider of inventory warehousing and customer order fulfillment services (a copy of the Stipulation and the Order approving the Stipulation on an interim basis, are filed as an exhibit to the Form 8-K for October 21, 2004, filed by IGIA). Following the interim approval of the Stipulation by the Court on October 25, 2004, Innotrac processed, packed and released Tactica's inventory for fulfillment of customer orders.

On June 23, 2005, the Bankruptcy Court issued the Innotrac Settlement, under which Innotrac has took the inventory in exchange for full satisfaction of Tactica’s liability to Innotrac that was fixed at $3,000,000. Accordingly, the accompanying condensed consolidated balance sheet as of February 28, 2006 excludes the inventory and liabilities associated with the Innotrac Settlement.

On January 10, 2006, the Bankruptcy Court approved an agreement dated October 25, 2005 between Tactica, the Official Committee of Unsecured Creditors appointed in Tactica’s bankruptcy, IGIA, Inc., Tactica Funding 1 LLC, certain Tactica officers and directors, and two former Tactica shareholders, including Helen of Troy Limited. The agreement provided that, among other things, each party was released of all claims and liabilities that occurred prior to the date of the agreement. Immediately prior to the January 10, 2006 effective date of the agreement, the Company owed Helen of Troy Limited $2,672,946, consisting of $2,612,082 of pre-petition and $60,864 of post-petition liabilities, which the Company wrote off and recognized a $2,672,946 gain in the fiscal year ended February 28, 2006 that was included in Other Income. The parties also reaffirmed the terms of the April 29, 2006 agreement between Tactica and Helen of Troy and cancelled a license agreement that gave Tactica the right to sell Epil-Stop products in certain international markets. As provided for in the agreement, certain parties made specified payments to a trust controlled by Tactica’s unsecured creditors.

On January 13, 2006, the Bankruptcy Court issued a confirmation order approving the Revised First Amended Plan of Reorganization Proposed by Tactica and IGIA (the “Plan”) that provided for Tactica’s exit from bankruptcy. On March 28, 2006, a Notice of Effective Date of the Plan was filed with the Bankruptcy Court. Upon being declared effective, the Plan eliminated $14,853,421 of Tactica’s pre-petition liabilities. The plan called for Tactica's pre-petition creditors to receive distributions of the following assets: (i) $2,175,000 cash paid by Tactica’s former shareholders; (ii) $700,000 cash paid by Tactica; (iii) $75,000 cash paid by IGIA, Tactica, and the Board Members; (iv) up to $275,000 cash paid by Innotrac; (v) the rights and proceeds in connection with avoidance and other actions including uncollected pre-petition invoices payable by a Tactica customer; and (vi) 5,555,033 newly issued shares of IGIA common stock that was in number equal to 10% of the outstanding shares of common stock as of the Plan’s effective date and is exempted from the registration requirements of Section 5 of the Securities Act of 1933, as amended and State registration requirements by virtue of Section 1145 of the Bankruptcy Code and applicable non-bankruptcy law. Certain Tactica post-petition creditors have submitted claims to the Bankruptcy Court for post-petition administrative expenses. Tactica is reviewing the administrative expense claims to determine whether to seek possible settlements and payment schedules or a resolution by the Bankruptcy Court.

As a result of the Company exiting bankruptcy, the Company recorded a gain on extinguishment of debt of $13,989,024 for the three months ended May 31, 2006.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The operating losses, negative working capital and net worth raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to obtain additional financing depends on the availability of its borrowing capacity, the success of its growth strategy and its future performance, each of which is subject to general economic, financial, competitive, legislative, regulatory, and other factors beyond the Company’s control.

The Company needs additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but the Company cannot guarantee that such investments will be able to be obtained. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of the Company's common stock could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if the Company is able to raise the funds required, it is possible that the Company could incur unexpected costs and expenses, fail to collect significant amounts owed to the Company, or experience unexpected cash requirements that would force the Company to seek alternative financing. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, the Company will have to curtail our operations.

Stock Based Compensation

On March 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123 (R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. SFAS 123 (R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" ("APB 25") for the periods beginning fiscal 2006.

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of March 1, 2006. The Consolidated Financial statements as of and for three months May 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). The Company did not recognize any stock based compensation expense recognized under SFAS 123 (R) for the three months ended May 31, 2006. Pro forma stock based compensation was $0 for the three months ended May 31, 2005.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

Aggregate intrinsic value of options outstanding and options exercisable at May 31, 2006 was $0 and $0, respectively. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.0097 as of May 31, 2006, and the exercise price multiplied by the number of options outstanding.

The modified transition method of SFAS 123 (R) requires the presentation of pro forma information for periods presented prior to the adoption of SFAS 123 (R) regarding net loss an net loss per share as if we had accounted for our stock plans under the fair value method of SFAS 123 (R). For pro forma purposes, the fair value of stock options was estimated using the Black-Scholes option valuation model and amortizing on a straight-line basis. The pro forma amounts are as follows:

Three Months Ended
May 31, 2005

Net loss - as reported	$(2,879,886)
Add: Stock-based employee compensation expense
included in reported loss	0

Deduct: Total stock-based employee compensation expense
determined under fair-value based method for all rewards	0

Net loss - pro forma	$(2,879,886)

Basic & diluted loss per share - as reported	$(0.16)
Basic & diluted loss per share - pro forma	$(0.16)

Reclassification

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

NOTE B - ACCOUNTS RECEIVABLE

As of May 31, 2006 the Company has a $1,220,082 credit card holdback by the merchant banks that process payments due for product sales. Such holdback accounts are based on the dollar amount of sales and are designed to allow the Company to receive the holdback cash, including interest for the Company, after customer refunds and chargebacks are cleared. As of May 31, 2006, the Company recorded an allowance for doubtful accounts of $1,231,026.

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

NOTE D - LOAN PAYABLE

On April 4, 2006, the Company entered into a loan agreement to borrow up to $250,000 for purchases of products. Advances under the loan agreement are charged with a 4% service fee and begin to bear interest at a rate of 25% per annum after unpaid advances are outstanding 30 days from the date of the advance. As of May 31, 2006, the balance due on this loan is $264,452, including interest and a service fee.

NOTE E- CALLABLE SECURED CONVERTIBLE NOTES

A summary of Callable Secured Convertible Notes at May 31, 2006 is as follows:

Callable Secured Convertible Notes; 8% per annum; due three years from the dates of issuance; Noteholder has the option to convert unpaid note principal of the Company’s common stock at the lower of (i) $0.04 or (ii) 50% of the average of the three lowest intra-day trading prices for the common stock on a principal market for the 20 trading days before, but not including, the conversion date. The Company granted the noteholder a security interest in substantially all of the Company’s assets and intellectual property and registration rights.	$825,776
Less: current portion	-
Callable Secured Convertible Notes Payable - long term portion	$825,776

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

o
Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase in the intrinsic value of the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at May 31, 2006

o
The expense relating to the increase in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as an other income item in the form of an unrealized interest expense arising from convertible financing on the Company's balance sheet.

o	Accreted principal of $315,646 as of May 31, 2006.

The following table summarizes the various components of the convertible debentures as of May 31, 2006:

Callable Secured Convertible Notes	$825,776
Warrant liability	59,966
Derivative liability	2,668,751

Cummulative adjustment of derivative and warrant liability
to fair value	(1,955,344)

Cummulative unrealized loss related to conversion of
the Callable Secured Convertible Notes to
common shares charged to interest expense	271,283

Cummulative accretion of principal related to the Callable
Secured Convertible Notes	(1,044,656)

Total Callable Secured Convertible Notes	$825,776

As a result of the decrease in the Company stock price, the Company recorded an unrealize gain on the adjustment of derivative and warrant liability to fair value of the underlying securities of $6,091,309 for the three months ended May 31, 2006.

NOTE F- CAPITAL STOCK

We are authorized to issue 1,000,000,000 shares of common stock and 1,000,000 shares of preferred stock, of which 261,574 have been designated Series E convertible preferred stock and 50,000 have been designated Series G preferred stock. As of May 31, 2006, we had issued and outstanding 49,764,044 shares of common stock, 261,574 shares of Series E convertible preferred stock and 50,000 shares of Series G preferred stock.

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

Warrants

As of May 31, 2006, there were outstanding warrants to purchase 6,000,000 shares of common stock at $.03 per share that are exercisable within a five-year period ending March 23, 2010 through April 19, 2010.

Non-Employee Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of May 31, 2006:

	Warrants Outstanding			Warrants Exercisable
			Weighted		Weighted
		Weighted Average Averag	Average
Exercise	Number	Remaining Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$ 0.03	6,000,000	4.09	$0.03	6,000,000	$0.03
	6,000,000	4.09	$0.03	6,000,000	$0.03

Transactions involving warrants issued to non-employees are summarized as follows:

		Weighted
		Average
	Number of	Price Per
	Shares	Share
Outstanding at March 1, 2006	6,100,000	$.05
Granted	-	-
Canceled or expired	(100,000)	1.00
Exercised	--	--
Outstanding at May 31, 2006	6,000,000	$.03

Warrants issued to non-employees did not result in any charge to operations. The significant assumptions used to determine the fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.00%

Expected stock price volatility	71%
Expected dividend payout	--
Expected warrant life-years (a)	5.00

(a) The expected option life is based on contractual expiration dates.

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

Options Outstanding				Options Excercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Prices	Exercisable	Prices
$ 0.02	1,075,000	4.75	$0.02	1,075,000	$0.02

	1,075,000	4.75	$0.02	1,075,000	$0.02

A summary of the Company's stock option activity and related information is as follows:

			Weighted
			Average
		Number of	Price Per
		Shares	Share
Outstanding at February 28, 2006		1,275,000	0.02
Granted		-	-
Canceled or expired			-
Forfeited		(200,000)	0.02
Outstanding at May 31, 2006		1075,000	0.02

Significant assumptions (weighted-average):
Risk-free interest rate at grant date
	4.55%
Expected stock price volatility	280%
Expected dividend payout	--
Expected option life-years (a)	5.00

(a) The expected option life is based on contractual expiration dates.

NOTE G- CASH FLOWS

The following are non-cash transactions for the three months ended May 31, 2006:

The Company recognized non-cash gains from the settlement of bankruptcy debts totaling $13,989,024. In connection with the settlement, the Company issued 3,011,111 shares of its common stock and is obligated to issued an additional 2,543,922 shares as required by the Plan.

Holders of the Callable Secured Convertible Notes dated March 22, 2005 exercised a series of partial conversions and were issued 20,190,000 shares of common stock at a conversion price averaging approximately $.0059 per share.

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

In connection with the sale of the Callable Secured Convertible Notes described in Note E, approximately $204,000 was withheld from the $2,000,000 of proceeds to pay certain expenses and to pre-pay interest.

NOTE H- RELATED PARTY TRANSACTIONS

The Company has $2,627,862 in accounts payable to Brass Logistics LLC, a provider of inventory warehousing and customer order fulfillment services. Mr. Sivan, Mr. Ramchandani and a significant shareholder have an ownership interest in Brass Logistics LLC. The Company purchased $0 and $332,850 in services from Brass Logistics LLC in the three month periods ended May 31, 2006 and 2005, respectively. Fees and costs under the June 14, 2004 agreement fluctuate based upon the amount of orders placed and fulfilled. The contract provides for the provision of services for an indefinite term.

From time to time, Mr. Sivan and Mr. Ramchandani have paid certain advertising expenses on behalf of the Company and have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 8% per annum. As of May 31, 2006, the balance due to Mr. Sivan and Mr. Ramchandani collectively was $1,365,270, including accrued interest, and is included in Notes Payable - related parties.

On March 13, 2006, APA International LLC advanced $250,000 to the Company for working capital purposes in the form of an unsecured promissory note, accruing interest at 8% per annum. As of May 31, 2006, the balance due to APA International LLC was $289,997, including accrued interest, and is included in Notes Payable - related parties. Mr. Sivan, Mr. Ramchandani and a significant shareholder own APA International LLC.

On December 8, 2004, Tactica entered into a Credit Agreement with Tactica Funding 1, LLC ("Tactica Funding"). Mr. Sivan is a member and Mr. Ramchandani is a manager and a member of Tactica Funding. Under the Credit Agreement, Tactica Funding agreed to provide Tactica with a secured loan of up to an aggregate principal amount of $300,000 (the "Loan"), to provide funds for Tactica's continued ordinary course of operations and working capital needs, as evidenced by a promissory note. The Loan bears interest at a rate of 9% per annum and is payable monthly. Notwithstanding the foregoing, the Loan bears a default rate of interest of 12% per annum. As security for the Loan, Tactica granted to Tactica Funding a first priority security interest in substantially all of the assets of Tactica, except as to permitted liens for which the Tactica Funding security interest is junior and subordinate, including the Callable Secured Convertible Notes and certain carve out expenses that Tactica incurs for professional fees and other bankruptcy case matters. As of May 31, 2006, the Company owed $300,000 of note principal and unpaid interest of $13,832, which is included in Notes Payable - related parties.

On March 31, 2005, the Company issued 25,000 shares of Series G preferred stock to each of Avi Sivan, the Chief Executive Officer of the Company, and Prem Ramchandani, the President of the Company. The Series G preferred stock was issued to Mr. Sivan and Mr. Ramchandani in consideration of the fact that in connection with the recent financing obtained by the Company, Mr. Sivan and Mr. Ramchandani agreed to pledge all of their equity ownership in the Company to secure the obligations of the Company. Without such pledge of equity, including a pledge of the Series G preferred stock by Mr. Sivan and Mr. Ramchandani, the transaction would not have been consummated. The stated value of the Series G preferred stock at the time of issuance was $0.03 per share. As of May 31, 2006, there were 50,000 shares of Series G preferred stock issued and outstanding.

NOTE I- COMMITMENTS AND CONTINGENCIES

A civil complaint was filed on December 2, 2005 in the United States District Court Southern District of New York by Hughes Holdings, LLC, Global Asset Management, LLC, Allied International Fund, Inc., Robert DePalo, Gary Schonwald and Susan Heineman (the “DePalo parties”) as plaintiffs against Peter Zachariou, Fountainhead Investments, Inc., Accessible Development, Corp., Allan Carter, Chadel, Ltd., John D'Avanzo, Jason Fok, Tabacalera, Ltd., Terrence DeFranco, Altitude Group, LLC, Virginia Casadonte, (the “Diva parties”), Shai Bar Lavi and IGIA, Inc. and its officers and directors (the “IGIA parties”). The DePalo parties claim for $279,480.60 plus costs, interest and punitive damages is alleged to have resulted from their holdings of securities issued by Diva Entertainment, Inc. and, subsequent to the Company's June 2004 reverse merger, those of IGIA, Inc. We believe the complaint against the Company and its officers and directors is without merit and we are mounting a vigorous defense in cooperation with our insurance carrier, including a counterclaim against the plaintiffs. The Diva parties have filed an answer; counterclaim against the DePalo parties; and a cross-claim against certain of the IGIA parties seeking in excess of $2.3 million; disgorgement of any profits realized by the DePalo parties and punative damages. The Company continues to believe that no damage claim against the IGIA parties is justifiable and therefore has not provided for any liability in its financial statements as of May 31, 2006.

On July 7, 2006, IGIA was served with a Summons and Complaint filed in Los Angeles County Superior Court, Los Angeles, California by a major carrier. The Complaint seeks payment by IGIA of $783,344.86 plus $195,836.22 of collection costs and an unspecified amount of interest thereon as compensation for the breach of a contract between the major carrier and Brass Logistics, LLP. The Complaint alleges that Brass Logistics, LLP shipped packages using the services of the major carrier and failed to pay for the services. The Complaint further alleges that shipments contained products sold by IGIA and therefore benefited IGIA. IGIA believes that it has adequately reflected in its consolidated financial statements as of May 31, 2006, the liability for fulfillment services rendered by Brass Logistics, LLP that are the subject of the Complaint. IGIA is reviewing the matter and currently plans to answer the Complaint and defend the action.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE J- SUBSEQUENT EVENTS

Subsequent to the date of the balance sheet, holders of the Callable Secured Convertible Notes dated March 22, 2005 exercised a series of partial conversions and were issued 20,250,000 shares of common stock at a conversion price averaging approximately $.0030 per share.

To obtain funding for the purpose of payment of general corporate and operating purposes, including the payment of professional fees the Company entered into a Securities Purchase Agreement with the Investors on June 7, 2006 for the sale of (i) $760,000 in Callable Secured Convertible Notes and (ii) stock purchase warrants to buy 50,000,000 shares of IGIA common stock. On June 7, 2006, the Investors purchased the $760,000 in Notes and received Warrants to purchase an aggregate of 50,000,000 shares of our common stock.

The Notes bear interest at 6%, mature three years from the date of issuance, and are convertible into our common stock, at the Investors' option, at a conversion price equal to the lower of (i) $0.04 or (ii) 35% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date. As of June 7, 2006, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $0.0068 and, therefore, the conversion price for the Callable Secured Convertible Notes was $0.002. Based on this conversion price, the $760,000 Notes, excluding interest, were convertible into 380,000,000 shares of IGIA common stock.

The Company may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the Callable Secured Convertible Notes and the market price is at or below $0.06 per share. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, the Company granted the Investors a security interest in substantially all of the Company’s assets and intellectual property as well as registration rights.

The Warrants are exercisable until seven years from the date of issuance at a purchase price of $0.009 per share. In addition, the exercise price of the Warrants is adjusted in the event the Company issues common stock at a price below market.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of our common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

On June 27, 2006, IGIA issued 25,855,514 shares of common stock for the conversion of 258,555.14 shares of IGIA Series E convertible preferred stock in accordance with the 100 to 1 conversion ratio. Mr. Sivan and Mr. Ramchandani each held 71,012.50 shares of Series E preferred stock and each received 7,101,250 common shares for the conversion.

NOTE K - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

During 2006, it was determined that the correct application of accounting principles had not been applied, in the accounting for convertible debentures and detachable warrants (See NOTE E), in the previously issued interim consolidated financial statements as of May 31, 2005.

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

In accordance with Accounting Principles Board Opinion, Accounting Changes (APB 20), the necessary corrections to apply the accounting principles on the aforementioned transactions are reflected in the summary Statement of Operations, Balance Sheet, and Statement of Cash Flows as described below:

The effect on the Company’s previously issued interim May 31, 2005 financial statements is summarized below:

	May, 31, 2005 financial statement balance prior to restatement	May 31, 2005 financial statement post restatement	Amount increase (decrease) in May 31, 2005 financial statements
Balance Sheet:
Derivative liability	$-0-	$2,000,000	$2,000,000
Warrant liability	-0-	50,293	50,293
Convertible debentures	163,982	99,543	(64,439)
Total liabilities	20,296,231	22,282,085	1,985,854
Additional paid in capital	15,944,360	13,944,360	(2,000,000)
Total stockholders’ deficit	(15,147,737)	(17,133,591)	1,985,854

Statement of Operations - three months
Loss on change in derivative and warrant liability	-0-	(50,293)	50,293
Interest expense	(230,385)	(165,946)	(64,439)
Loss before income taxes	(2,894,032)	(2,879,886)	(14,146)
Net loss	(2,894,032)	(2,879,886)	(14,146)
Basic and diluted loss per share:	(0.16)	(0.16)	-0-

Statement of Cash Flows - three months:
Net cash used in operating activities	(694,674)	(694,674)	-0-
Net cash provided by investing activities	-0-	-0-	-0-
Net cash provided by financing activities	$1,790,009	$1,790,009	-0-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE ENDED MAY 31, 2006

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

Comparison of the Three Months Ended May 31, 2006 to the Three Months Ended May 31, 2005

Results of Operations

Revenue

We sell a variety of consumer products and houseware products directly to individual customers and to retailers. We use direct response television advertising extensively to promote sales. Our net sales for the three months ended May 31, 2006 were $3,458,885 compared to net sales of $1,825,208 for the three months ended May 31, 2005, an increase of $1,633,677, or 89.5%.

We are currently focusing on generating revenue by selling our products directly to consumers through their responses to our television and Internet advertising. We are advertising our products that have indicated encouraging levels of consumer acceptance. Our direct response sales operation requires that we use cash to purchase, up to two weeks in advance, television advertising time to run our infomercials and to purchase, up to eight weeks in advance, products that we sell. We used cash realized from sales of our Callable Secured Convertible Notes and credit made available to us by a media placement agent to, among other things, significantly increase our purchases of television advertising time and product needed to fulfill customer orders.

The increase in net sales for the three-month period ended May 31, 2006 as compared to May 31, 2005 reflects the significant increases in our direct response television advertising and better availability of product and fulfillment services. Although our net sales increased, our sales and cash flows were constrained by a lack of cash needed to purchase and ship product to customers in a timely and consistent manner and by a disruption to operations caused by changes in providers of services for customer order fulfillment and credit card processing. We began the three-month period ended May 31, 2006 with negative working capital of $21.9 million and $7,877 in cash. We engaged Parcel Corporation of America (“PCA”) for customer order fulfillment and a media placement agent in connection with a houseware products sales campaign we initiated. Shortly after integrating our operating activities with PCA and launching the campaign, PCA advised us the logistics company they used to ship our products went bankrupt and that PCA also was ceasing operations within two weeks. While getting established with a new service provider, we noted an unusually high level number of calls from customers concerned about their order status and PCA’s inability to effectively handle matters. In addition, our credit card merchant banks also noted an elevated level customer inquires and chargeback requests. As a result, the credit card merchant banks increased the amount of cash they withheld from customer orders and placed in rolling reserves and they delayed releases of funds to us. As a result, we did not have sufficient cash to obtain all of the product needed to fulfill customer orders on hand which led to order cancellations.

The direct response sales campaigns that use the credit terms provided by a media placement agent contributed the majority of our revenues for the three-month period ended May 31, 2006. The media placement agent has demanded that we repay all amounts outstanding, which are approximately $1.3 million, and has acted to exercise contractual rights to assume control over the sales campaigns. As a result, we have discontinued participation in the two sales campaigns and we are focusing on selling our core personal care products. We currently have limited working capital and access to credit that we need to purchase television air time and products. Until such time as we obtain additional working capital and credit availability, we expect our purchases and direct response revenues to be substantially lower and comprised primarily of personal care products.

Our revenues for the three months ended May 31, 2005 consisted primarily of sales of a vacuum cleaner under the Singer Lazer Storm brand name according to an April 2003 license agreement with The Singer Company, B.V. that was mutually terminated on September 29, 2005.

Gross Profit

Our gross profit was $2,689,377 for the three months ended May 31, 2006 versus our gross profit of $1,128,711 for the three months ended May 31, 2005, an increase of $1,560,666. The increase in gross profit for the three-month period ended May 31, 2006 is primarily the result of increased revenue and gross profit margins of products sold.

Our gross profit percentage for quarter ended May 31, 2006 was 77.8%, as compared to 61.8% for the quarter ended May 31, 2005. Gross profit percentage for the three month periods ended May 31, 2006 was higher due to the relatively higher gross profit percentages we realized on our direct response sales that have comprised the majority of our net sales this fiscal year. For the comparable period in the prior fiscal year, we realized low gross margins from our sales of our excess inventory to specialty retailers at reduced prices, including sales of products at below our cost. In addition, our gross profits in those periods were reduced for the write down of inventory to estimated market value, when such value was below cost.

Operating expenses

Operating expenses for the three months ended May 31, 2006 were $6,000,192 an increase of $2,946,205 from $3,053,987, or 96.5% as compared to the three months ended May 31, 2005. For the three months ended May 31, 2006, operating expense was 173.5% of net sales as compared to 167.3% for the comparable period in 2005. The increase in operating expenses is primarily the result of increased media advertising and increased customer order fulfillment services as a result of higher sales volume..

We increased in our media advertising spending in the three-month period ended May 31, 2006 by $2,466,644, respectively, as compared to similar period in the prior fiscal year. We air our television infomercials to sell our products directly to consumers and to increase awareness of the products we sell to retailers. Media advertising requires us to make upfront purchases that we were able significantly increase this fiscal year by using credit made available by a media placement agent and proceeds from sales of our Callable Secured Convertible Notes.

We spent $479,561 or 26.4% more on other selling, general and administrative expenses, including related party, in the three months ended May 31, 2006 as compared to the three months ended May 31, 2005. The increased spending is primarily attributable to increased sales. Other selling, general and administrative expense declined as percentage of sales. We have implemented a lower operating cost structure as part of our business restructuring that has led to reduced personnel, warehouse operations costs, and other general and administrative expenses.

Interest expense and other income / expense

We incurred net interest expense of $395,844 and $165,946 in three months ended May 31, 2006 and 2005, respectively, an increase of $229,898. Interest expense for the three months ended May 31, 2006 consisted primarily of $337,105 in amortization of the discount related to the beneficial conversion feature and amortization of the related issue costs and $24,172 in interest on notes payable to related parties. The Notes Interest expense for the three months ended May 31, 2005 consisted primarily of $123,099 in amortization of the discount related to the beneficial conversion feature, coupon interest and amortization of the related issue costs and $12,587 in interest on notes payable to related parties.

Reorganization items

Pursuant to the March 28, 2006 Notice of Effective Date of the Plan that was filed with the Bankruptcy Court Tactica eliminated $14,853,421 of pre-petition liabilities and paid a total of $775,000 in cash to the creditors and 5,555,033 shares of IGIA common stock that were valued at $83,397 as of the Effective Date, thereby realizing a net gain of $13,989,024. In the three month periods ended May 31, 2006 and 2005, Tactica incurred professional fees of $0 and $519,728, respectively, in connection with its business restructuring and reorganization under chapter 11. In addition, Tactica incurred a $218,643 charge in the three months ended May 31, 2005 for a settlement agreement reached with Innotrac.

Net Income and Loss

Our net income for the three months ended May 31, 2006 was $16,377,174 in contrast to a net loss of $2,879,886 for the three months ended May 31, 2005. Our net income for the three months ended May 31, 2006 resulted primarily from the $6,091,309 unrealized gain on adjustment of derivative and warrant liability to the fair value of the IGIA securities underlying the Callable Secured Convertible Notes discussed above, $13,989,024 in income from extinquishment of pre-petition liabilities in connection with Tactica’s business restructuring and reorganization under chapter 11. The net loss for the three month period ended May 31, 2005 includes $738,371 of net expenses incurred in connection with Tactica’s business restructuring and reorganization under chapter 11.

Our net income per common share was ($0.44) (basic) and ($0.22) (diluted) for the three months ended May 31, 2006 as compared to our ($0.16) net loss per common share (basic and diluted) for the three months ended May 31, 2005.

The weighted average number of outstanding shares was 37,431,619 (basic) and 73,100,465 (diluted) for the three-month period ended May 31, 2006 as compared to 18,002,933 (basic and diluted) for the three-month period ended May 31, 2005.

Liquidity and Capital Resources

Overview

As of May 31, 2006, we had a $11.2 million working capital deficit and negative net worth of $14.6 million. As of February 28, 2006, we had a $21.9 million working capital deficit and negative net worth of $31.2 million.  Our cash position at May 31, 2006 was $137,774 as compared to $7,887 as of February 28, 2006.

For the three months ended May 31, 2006, we generated a net cash flow deficit from operating activities of $916,403 consisting primarily of a net income of $16,377,914, adjusted primarily for total non-cash additions to net income of $20,483,381 and decreases in prepaid advertising of $771,919, accounts receivable of $454,929, other assets of $292,818, accounts payable and accrued expenses of $83,014 and an increase in customer pre-payments of $1,820,596. Our accounts receivable is comprised primarily of funds held aside by the credit card processor we use for processing customer payments of direct response sales. A substantial amount of cash from orders placed by customers and sales has been held back by the credit card merchant banks to establish rolling reserves for the customer payment processing they do for us. As a result, we did not have sufficient cash to obtain all of the product needed to fulfill customer orders on hand and pay for order fulfillment costs.

There was $19,494 of investing activities during the three months ended May 31, 2006 that consisted primarily of office equipment purchases. We expect capital expenditures to continue to be nominal for fiscal 2007. These anticipated expenditures are for continued investments in property and equipment used in our business.

Cash provided by financing activities totaled $1,065,784 consisting mainly of proceeds from related party loans and a $250,000 loan from a third party that were used to purchase product for sale.

Acquisition of Tactica

The June 11, 2004 reverse merger between us and Tactica gave us access to public markets for financing and enabled Tactica to convert approximately $3.6 million of accounts payable into Series E Convertible Preferred Stock. Despite the transaction with Helen of Troy Limited that eliminated approximately $17 million in secured debt owed by Tactica and our reverse merger, we were not able to raise sufficient additional working capital. As a result of the foregoing factors, Tactica did not have an available source of working capital to satisfy a demand by Innotrac Corporation (“Innotrac”), Tactica’s provider of inventory warehousing and customer order fulfillment services, that Tactica immediately pay all amounts allegedly due to Innotrac and continue its normal operation of business.

Tactica’s Chapter 11 Reorganization

On January 13, 2006, the Bankruptcy Court issued a confirmation order approving the Revised First Amended Plan of Reorganization Proposed by Tactica and IGIA (the “Plan”) that provides for Tactica’s exit from bankruptcy. On March 28, 2006, a Notice of Effective Date of the Plan was filed with the Bankruptcy Court. Upon being declared effective, the Plan eliminated $14,853,421 of Tactica’s pre-petition liabilities. The plan calls for Tactica's pre-petition creditors to receive distributions of the following assets: (i) $2,175,000 cash paid by Tactica’s former shareholders; (ii) $700,000 cash paid by Tactica; (iii) $75,000 cash paid by IGIA, Tactica, and the Board Members; (iv) up to $275,000 cash paid by Innotrac; (v) the rights and proceeds in connection with avoidance and other actions including uncollected pre-petition invoices payable by a Tactica customer; and (vi) 5,555,033 newly issued shares of IGIA common stock that was in number equal to 10% of the outstanding shares of common stock as of the Plan’s effective date and is exempted from the registration requirements of Section 5 of the Securities Act of 1933, as amended and State registration requirements by virtue of Section 1145 of the Bankruptcy Code and applicable non-bankruptcy law. Certain Tactica post-petition creditors have submitted claims to the Bankruptcy Court for post-petition administrative expenses. Tactica is reviewing the administrative expense claims to determine whether to seek possible settlements and payment schedules or a resolution by the Bankruptcy Court.

Financings

To provide funds for Tactica’s continued ordinary course operations and working capital needs, Tactica entered into a Credit Agreement with Tactica Funding 1, LLC (“Tactica Funding” and a related party) on December 8, 2004, under which Tactica Funding agreed to a debtor in possession loan up to an aggregate principal amount of $300,000 (the “Loan”). The Loan bears interest at a rate of 9% per annum. The entire principal was due and payable on May 31, 2006. As Security for the Loan, Tactica granted to Tactica Funding a first priority security interest in substantially all of the assets of Tactica, except as to permitted liens for which the Tactica Funding security interest is junior and subordinate, including certain carve out expenses that Tactica incurred for professional fees and other bankruptcy case matters. Mr. Sivan is a member and Mr. Ramchandani is a manager and a member of Tactica Funding 1, LLC. As of May 31, 2006, the Company owed $300,000 of note principal, which is included in Notes Payable - related parties, and unpaid interest of $13,832.

To obtain additional funding for the purpose of providing a loan to Tactica, in the form of debtor in possession financing and exit financing in the context of Tactica’s chapter 11 case, we entered into a Securities Purchase Agreements with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC on March 23, 2005 and June 7, 2006 for the sale of (i) $3,760,000 in callable secured convertible notes and (ii) warrants to buy 56,000,000 shares of our common stock. Our registration statement for the common stock issuable pursuant to $3,000,000 in Callable Secured Convertible Notes was declared effective by the SEC on December 22, 2005. We have received a total of approximately $3,427,000 in net proceeds after deducting approximately $333,000 of expenses and prepaid interest pursuant to the Securities Purchase Agreements. The funds from the sale of the Callable Secured Convertible Notes were used for business development purposes, working capital needs, pre-payment of interest, payment of consulting, accounting and legal fees and borrowing repayment.

The $3,000,000 in Callable Secured Convertible Notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.04 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The $760,000 in Callable Secured Convertible Notes bear interest at 6%, mature three years from the date of issuance, and are convertible into our common stock, at the Investors' option, at a conversion price equal to the lower of (i) $0.04 or (ii) 35% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date. The full principal amount of the Callable Secured Convertible Notes is due upon default under the terms of secured convertible notes. The 6,000,000 in warrants are exercisable until five years from the date of issuance at a purchase price of $0.03 per share and the 50,000,000 in warrants are exercisable until seven years from the date of issuance at a purchase price of $0.009. In addition, the conversion price of the secured convertible notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the callable secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder’s position. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. The Company is obligated to file a registration statement to register the common stock issuable upon conversion of the $760,000 in Callable Secured Convertible Notes and 50,000,000 warrants.

From time to time, Mr. Sivan and Mr. Ramchandani have paid certain advertising expenses on our behalf and have advanced us funds for working capital purposes in the form of unsecured promissory notes, accruing interest at 8% per annum. As of May 31, 2006, the balance due to Mr. Sivan and Mr. Ramchandani collectively was $1,365,270, including accrued interest. On March 13, 2006, APA International LLC advanced $150,000 to the Company for working capital purposes in the form of an unsecured promissory note, accruing interest at 8% per annum. As of May 31, 2006, the balance due to APA International LLC was $289,997, including accrued interest. Mr. Sivan, Mr. Ramchandani and a significant shareholder own APA International LLC.

In February 2006, Shopflash, Inc., our wholly owned subsidiary began working with a media placement agent for direct response sales campaigns regarding two household products that Shopflash, Inc. has sold. The media placement agent placed the Shopflash, Inc.  advertisements on television and the Internet and provided additional campaign support that has allowed Shopflash, Inc. to further develop the campaigns. According to our agreement, the media placement agent receives fees and has a security interest in goods and proceeds related to the campaigns. The media placement agent has demanded that Shopflash, Inc. repay all amounts outstanding, which are approximately $1.3 million, and has acted to exercise contractual rights to assume control over the sales campaigns. As a result, Shopflash, Inc. has discontinued its participation in the two sales campaigns and is in discussions with the media placement agent regarding further resolution of the outstanding issues, however on July 11, 2006, the media placement agent imposed a deadline of July 12, 2006 for negotiating a potential settlement offer by Shopflash that was then under discussion.  That deadline passed without concluding negotiations, however discussions are continuing.  We believe our liability to the media placement agent is adequately reflected in our consolidated financial statements. Our household product line contributed the majority of our revenues for the three-month period ended May 31, 2006 and fiscal year ended February 28, 2006 and the sales campaigns regarding the two products have been significant contributors to that product line. As of May 31, 2006, we owed $1,036,759 to the media placement agent.

On April 4, 2006, we entered into a loan agreement to borrow up to $250,000 for purchases of product for sale in our direct response operations.

We used proceeds from the above financings to fund Tactica’s Plan, including fees paid to professionals involved with the bankruptcy proceedings, and to expand our business of selling products to consumers through direct response advertising. Despite our financing and operating activities and Tactica’s emergence from bankruptcy on March 28, 2006, we continue to have a significant working capital deficit. Our current liabilities include significant obligations to providers of shipping and customer order fulfillment services, a media placement agent, state sales tax agencies and customers for payments made to us.

We are reducing cash required for operations by reducing operating costs by decreasing purchases of media and products, reducing staff levels and deferring management’s salaries. In addition, we are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.

Our ability to achieve sustained profitability is dependent on several factors, including but not limited to, our ability to: generate liquidity from operations; satisfy our ongoing operating costs on a timely basis; and to resolve all of our post-petition administrative costs. We still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again, attempt to further restructure financial obligations and/or seek a strategic merger, acquisition or a sale of assets.

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

Risks Relating to Our Business:

The Chapter 11 Reorganization Has A Material Negative Effect On Our Business, Financial Condition And Results of Operations.

Tactica, our operating subsidiary filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code in October 2004 and its plan of reorganization was declared effective in March 2006. The bankruptcy has had a material negative effect on our business, financial condition and results of operations. As of May 31, 2006, we had current liabilities of $12,607,176 as compared to current assets of $1,359,463. Our current liabilities include significant amounts owed to related parties and third party creditors. Certain Tactica post-petition creditorshave submitted claims to the Bankruptcy Court for post-petition administrative expenses. Our limited working capital and access to credit has impaired our ability to adequately purchase television air time and products. Until such time as we obtain additional working capital and credit availability, we expect our purchases and direct response revenues to be substantially lower than before. As described under “Liquidity and Capital Resources” we are seeking additional working capital for operations and to satisfy our obligations.

If we are unable resolve post-petition administrative expense claims and service other financial obligations as they become due, we will be required to adopt alternative strategies, which may include, but are not limited to, actions such as further reducing management and employee headcount and compensation, attempting to further restructure financial obligations and/or seeking a strategic merger, acquisition or a sale of assets. There can be no assurance that any of these strategies could be affected on satisfactory terms. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition. In such event, we may be forced to discontinue our operations.

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

Our common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol IGAI.OB. As of July 20, 2006 there were 95,369,558 shares of Common Stock outstanding.

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

Our Future Operations Are Contingent On Our Ability To Recruit Employees.

In the event we are able to further expand our business, we expect to experience growth in the number of employees and the scope of our operations. In particular, we may hire additional sales, marketing and administrative personnel. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. We believe that our ability to increase our customer support capability and to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to our future success.

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

We Are Seeking Additional Financing.

We are seeking additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations. We have been financing our operations since June 2004 merger with Tactica through funds loaned to us directly and indirectly by certain officers and directors, the sale of an aggregate of $3,760,000 principal amount of callable secured convertible notes and through operations. We have used the financing to increase our direct response sales business and fund Tactica’s emergence from bankruptcy. We need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

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

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Avi Sivan, our Chief Executive Officer, and Prem Ramchandani, our President. We have entered into employment agreements with Mr. Sivan and Mr. Ramchandani. We obtained key person life insurance policies on Mr. Sivan and Mr. Ramchandani in accordance with terms of the March 23, 2005 and June 7, 2006 Securities Purchase Agreements. The loss of Mr. Sivan or Mr. Ramchandani would be expected to have a material adverse effect on our operations.

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

A third party credit card processor regulates our daily credit card sales order volume and sets limits as to the maximum sales volume it will process. In addition, credit card companies, such as Visa and MasterCard, and credit card processors typically maintain a record of the level of customer requests to have charges for our products reversed (chargebacks). The credit card companies and processors may fine us for “high chargeback levels”, modify our sales volume limit, make a demand for additional reserves or even discontinue doing business with us. The direct response business is known for relatively high chargeback levels and we have experienced periods of higher than accepted levels of chargeback activity that has led to fines and disruptions in credit card processing of customer orders. We endeavor to maintain reasonable business practices and customer satisfaction, which in part, contribute to lower levels of chargeback activity. Nevertheless, excess chargeback activity could result in our being unable to have customers pay us using credit cards.

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

As of July 20, 2006, we had 95,369,558 shares of common stock issued and outstanding and callable secured convertible notes outstanding or an obligation to issue callable secured convertible notes that may be converted into an estimated $1,120,346,880 shares of common stock at current market prices, and outstanding warrants or an obligation to issue warrants to purchase 56,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding callable secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of Our Callable Secured Convertible Notes Could Require Us To Issue A Substantially Greater Number Of Shares, Which Will Cause Dilution To Our Existing Stockholders.

Our obligation to issue shares upon conversion of our callable secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the callable secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the current conversion price, as of July 20, 2006 of $.0059.
		Number	% of
% Below	Price Per	of Shares	Outstanding
Market	Share	With Discount	Issuable	Stock
25%	$.0044	$.0021	1,846,650,525	95.09%
50%	$.0030	$.0014	2,769,975,787	96.67%
75%	$.0015	$.0007	5,539,951,574	98.31%

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including the Chief Executive Officer and Chief Financial Officer, respectively also conducted an evaluation of our internal controls over financial reporting to determine whether any changes occurred during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the preparation of our financial statements as of and for the period ended May 31, 2006, we concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, we initiated the changes in internal control also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Deficiencies and Corrective Actions Relating to Our Internal Controls over Financial Reporting and Disclosure Controls and Procedures

During the course of the preparation of our May 31, 2006 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of revenue recognition and inventory accounting. Certain of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

In order to review the financial condition and prepare the financial disclosures in this document, the Company’s internal personnel have done detailed validation work with respect to all consolidated balance sheet account balances to substantiate the financial information that is contained in this Form 10-QSB. Additional analysis was performed on consolidated income statement amounts and compared to prior period (both year over year and consecutive period) amounts for reasonableness. Management is in the process of implementing a more effective system of controls, procedures and other changes in the areas of revenue recognition and inventory accounting to insure that information required to be disclosed in this quarterly report on Form 10-QSB has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and has developed procedures to address them to the extent possible given limitations in financial and manpower resources. Our internal controls depend on an effective integration our records with the activity reporting systems of certain third party service providers, including our fulfillment service providers and our credit card processors. When we engage a new fulfillment service provider or credit card processor, as we did during the three months ended May 31, 2006, we need to integrate our records with their activity reporting systems. Among the changes being implemented are:

Revenue Recognition
•	Criteria and procedures established to reconcile invoicing and shipping records
•	Criteria and procedures established to reconcile direct response sales activity records
•	Control function established to review and monitor compliance to new procedures
•	Improved document control and file check out procedures

Inventory Accounting
•	Document control system established and monitored for compliance
•	Cut off procedures formalized and consistently applied
•	Purchasing procedures have been formalized and implementation has begun

Our officers have been working with the Board of Directors to address the improvements regarding deficiencies in the disclosure controls and procedures. We are currently engaged in the implementation of new internal control procedures. Management expects that new associated procedures, once implemented, will correct the deficiencies and will result in disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act, which will timely alert the Chief Executive Officer and Chief Financial Officer to material information relating to our company required to be included in our Exchange Act filings.

(a)	Changes in internal controls

During the quarter ended May 31, 2006, we continued implementing procedures to effectively integrate our recordkeeping with the activity reporting systems of third party service providers. We are reviewing the management information reporting that the third parties provide to us regarding product receipts and shipments, customer billings and credit card reserves in order to integrate that information with our recordkeeping systems in a timely and accurate manner. We are continuing the implementation and will be required to integrate with other third party service providers when they are engaged.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, the Registrant may be involved in legal proceedings from time to time. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

On March 28, 2006, a Notice of Effective Date of Revised First Amended Plan of Reorganization Proposed by Tactica and IGIA, Inc. (the “Plan”) was filed with The United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). On January 13, 2006, the Bankruptcy Court issued a confirmation order approving the Plan that provides for Tactica’s exit from bankruptcy. Tactica is a wholly-owned operating subsidiary of IGIA (the “Registrant”). The Registrant is not seeking bankruptcy protection.

Upon being declared effective by the Bankruptcy Court, the Plan eliminated $14,853,421 of Tactica’s pre-petition liabilities. The plan calls for Tactica's pre-petition creditors to receive distributions of the following assets: (i) $2,175,000 cash paid by Tactica’s former shareholders; (ii) $700,000 cash paid by Tactica; (iii) $75,000 cash paid by the Registrant, Tactica, and the Board Members; (iv) up to $275,000 cash paid by Innotrac Corporation; (v) the rights and proceeds in connection with avoidance and other actions including uncollected pre-petition invoices payable by a Tactica customer; and (vi) 5,555,033 newly issued shares of the Registrant’s common stock that was in number equal to 10% of the outstanding shares of common stock as of the Plan’s effective date and is exempted from the registration requirements of Section 5 of the Securities Act of 1933, as amended and State registration requirements by virtue of Section 1145 of the Bankruptcy Code and applicable non-bankruptcy law. Certain post-petition creditors, including firms that provided professional services to Tactica, have submitted a total of approximately $583,000 in claims to the Bankruptcy Court for post-petition administrative expenses. Tactica is reviewing the administrative expense claims to determine whether to seek possible settlements and payment schedules or a resolution by the Bankruptcy Court.

On July 7, 2006, IGIA was served with a Summons and Complaint filed in Los Angeles County Superior Court, Los Angeles, California by a major carrier. The Complaint seeks payment by IGIA of $783,344.86 plus $195,836.22 of collection costs and an unspecified amount of interest thereon as compensation for the breach of a contract between the major carrier and Brass Logistics, LLP. The Complaint alleges that Brass Logistics, LLP shipped packages using the services of the major carrier and failed to pay for the services. The Complaint further alleges that shipments contained products sold by IGIA and therefore benefited IGIA.
IGIA believes that it has adequately reflected in its consolidated financial statements as of May 31, 2006, the liability for fulfillment services rendered by Brass Logistics, LLP that are the subject of the Complaint. IGIA is reviewing the matter and currently plans to answer the Complaint and defend the action.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(1) On March 28, 2006, a Notice of Effective Date of Tactica’s Plan was filed with the Bankruptcy Court Upon being declared effective, the Plan eliminated $14,853,421 of Tactica’s pre-petition liabilities. The plan calls for Tactica's pre-petition creditors to receive distributions of 5,555,033 newly issued shares of IGIA common stock that is exempted from the registration requirements of Section 5 of the Securities Act of 1933, as amended and State registration requirements by virtue of Section 1145 of the Bankruptcy Code and applicable non-bankruptcy law.

(2) To obtain funding for the purpose of payment of general corporate and operating purposes, including the payment of auditor and legal fees the Company entered into a Securities Purchase Agreement with the Investors on June 7, 2006 for the sale of (i) $760,000 in Callable Secured Convertible Notes and (ii) stock purchase warrants to buy 50,000,000 shares of our common stock. On June 7, 2006, the Investors purchased the $760,000 in Notes and received Warrants to purchase an aggregate of 50,000,000 shares of our common stock.

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

The Warrants are exercisable until seven years from the date of issuance at a purchase price of $0.009 per share. In addition, the exercise price of the Warrants is adjusted in the event we issue common stock at a price below market.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of our common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

(3) On June 27, 2006, IGIA issued 25,855,514 shares of common stock for the conversion of 258,555.14 shares of IGIA Series E convertible preferred stock in accordance with the 100 to 1 conversion ratio. Mr. Sivan and Mr. Ramchandani each held 71,012.50 shares of Series E preferred stock and each received 7,101,250 common shares for the conversion.

	(a)	(b)	©	(d)
Period	Total Number of Shares (Or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under The Plans or Programs (1)
09/01/05 - 09/30/05	--	$ --	--	$ --
10/01/05 - 10/31/05	--	--	--	--
11/01/05 - 11/31/05	--	--	--	--

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

IGIA, Inc.

Date: July 24, 2006	/s/ Avi Sivan
Chief Executive Officer