Form 10QSB
period 2006-08-31
IGIA, Inc.
filed 2006-10-24
CIK 919603

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

Commission file number 000-23506

IGIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0601498
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of October 23, 2006 the Registrant had 207,058,058 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

__________________
Quarterly Report on Form 10-QSB for the
Quarterly Period Ended August 31, 2006

Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheet as of August 31, 2006:	2
Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended August 31, 2006 and 2005:	3
Condensed Consolidated Statement of Changes in Deficiency in Stockholders’ Equity for the Eighteen Months Ended August 31, 2006:	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended August 31, 2006 and 2005:	5
Notes to Condensed Consolidated Financial Statements August 31, 2006:	6-21
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-37
Item 3. Controls and Procedures	37-39
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39-40
Item 3. Defaults upon Senior Securities	41
Item 4. Submission of matters to a vote of security holders	41
Item 5. Other information	41
Item 6. Exhibits	41
Signatures
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited Condensed Consolidated Financial Statements as of August 31, 2006 and for the three and six months ended August 31, 2006 and 2005 have been prepared by IGIA, Inc., a Delaware corporation.

IGIA, INC.
(Formerly Tactica International, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

August 31,
ASSETS	2006
CURRENT ASSETS:
Cash	$18,306
Accounts receivable, net of allowance for doubtful accounts of $114,930	69,893
Inventories	264,149
Other prepayments	272,858
Other current assets	374,741

Total current assets	999,947

Security deposits	101,205
Property and equipment, net of accumulated depreciation of $443,005	153,145
Total Assets	$1,254,297

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,349,267
Accounts payable - related party	2,624,862
Accrued expenses	2,244,695
Customer deposits	141,983
Loans payable	287,318
Notes payable - related parties	2,003,760
Callable secured convertible notes	1,049,802
Derivative liability related to callable secured convertible notes	7,819,534
Total current liabilities	21,521,221

LONG TERM LIABILITIES:
Loan payable - long term portion	42,356
Warrant liability related to callable secured convertible notes	721,842
Total long term liabilities	764,198

TOTAL LIABILITIES	22,285,419

Commitments and contingencies

DEFICIENCY IN STOCKHOLDERS’ EQUITY:
Preferred stock, Series E, par value $0.001 per share; 3,019 shares issued and outstanding	3
Preferred stock, Series G, par value $0.001 per share; 50,000 shares issued and outstanding	50
Common stock, par value $ 0.001 per share; 147,943,058 shares issued and outstanding	147,943
Common stock subscription	2,544
Additional paid -in- capital	14,416,379
Accumulated deficit	(35,598,041)
Total Deficiency in Stockholders’ Equity	(21,031,122)

Total Liabilities and Deficiency in Stockholders’ Equity	$1,254,297

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.
(Formerly Tactica International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2006	2005	2006	2005
		As Restated - Note-K		As Restated - Note-K
REVENUES:
Net sales	$2,261,081	$10,911,827	$5,719,966	$12,737,035
Cost of sales	727,709	3,023,860	1,497,217	3,720,357
Gross profit	1,533,372	7,887,967	4,222,749	9,016,678

OPERATING EXPENSES:
Media advertising	352,313	3,199,052	4,055,334	4,435,429
Other selling, general and administrative	2,653,143	3,714,395	4,950,314	4,058,894
Other selling, general and administrative - related party	—	619,755	—	2,092,866
Total operating expenses	3,005,456	7,533,202	9,005,648	10,587,189
INCOME (LOSS) FROM OPERATIONS	(1,472,084)	354,765	(4,782,899)	(1,570,511)

OTHER INCOME (EXPENSES):
Interest expense, net	(704,151)	(253,294)	(1,099,995)	(419,240)
Unrealized gain (loss) on adjustment of derivative and warrant liability to fair value of underlying securities	(4,552,659)	1,235,696	1,538,650	1,185,404
Other	109,048	13,134	112,548	13,134
	(5,147,762)	995,536	551,203	779,298
INCOME (LOSS) BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(6,619,846)	1,350,301	(4,231,696)	(791,213)

REORGANIZATION ITEMS:
Gain on extinquishment of bankruptcy debts	19,748	—	14,008,772	—
Gain on settlement	—	218,643	—	—
Professional fees	—	(488,406)	—	(1,008,134)
	19,748	(269,763)	14,008,772	(1,008,134)

INCOME (LOSS) BEFORE INCOME TAXES	(6,600,098)	1,080,538	9,777,076	(1,799,347)
Income taxes benefit	—	—	—	—

NET INCOME (LOSS)	$(6,600,098)	$1,080,538	$9,777,076	$(1,799,347)
Net income (loss) per common share - basic	$(0.06)	$0.06	$0.14	$(0.10)
Net income (loss) per common share - fully diluted	$(0.06)	$0.06	$0.14	$(0.10)
Weighted average common shares outstanding - basic	103,616,036	44,160,333	68,134,262	18,002,933
Weighted average common shares outstanding - fully diluted	103,616,036	See Note A.	See Note A.	18,002,933
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$1,450	$17,129	$11,235	$107,341
Cash paid for taxes	$—	$—	$—	$—

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.
(Formerly Tactica International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
(Unaudited)

										Total
							Common	Additional		Deficiency in
	Series E		Series G				Stock	Paid-In	Accumulated	Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Subscription	Capital	Deficit	Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 1, 2005	261,574	$262	—	$—	18,002,933	$18,003	—	$13,942,910	$(28,216,380)	$(14,255,205)

Conversion of Callable Secured Convertible Notes					7,560,000	7,560		92,263		99,823

Issuance of shares in exchange for services rendered					1,000,000	1,000		119,000		120,000

Issuance of preferred shares			50,000	50				1,450		1,500

Net loss									(17,158,737)	(17,158,737)

Balance at March 1, 2006	261,574	$262	50,000	$50	26,562,933	$26,563	$—	$14,155,623	$(45,375,117)	$(31,192,619)

Conversion of Callable Secured Convertible Notes					92,513,500	92,514		203,026		295,540

Issuance of Common stock in connection with bankruptcy settlement					3,011,111	3,011	2,544	83,326		88,881

Conversion of Series E Preferred Stock	(258,555)	(259)			25,855,514	25,855		(25,596)		—

Net income									9,777,076	9,777,076

Balance at August 31, 2006	3,019	$3	50,000	$50	147,943,058	$147,943	$2,544	$14,416,379	$(35,598,041)	$(21,031,122)

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.
(Formerly Tactica International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended August 31,
	2006	2005
		As Restated -
		Note-K
Net cash used in operating activities	$(1,469,855)	$(1,724,373)
Net cash used in investing activities	(29,391)	(6,723)
Net cash provided by financing activities	1,509,665	1,790,009
Net increase in cash	10,419	58,913
Cash and cash equivalents at beginning of period	7,887	2,160
Cash and cash equivalents at end of period	$18,306	$61,073

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2006
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended August 31, 2006 are not necessarily indicative of the results that may be expected for the year ending February 28, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated February 28, 2006 audited financial statements and footnotes thereto.

The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiaries, Tactica International, Inc. ("Tactica"), Kleenfast, Inc. and Shopflash, Inc. ("Shopflash"). The Registrant formed its Kleenfast, Inc. subsidiary on January 17, 2006 and started its operations during the six-month period ended August 31, 2006. All significant inter-company transactions and balances have been eliminated in consolidation.

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

On June 23, 2005, the Bankruptcy Court issued the Innotrac Settlement, under which Innotrac has taken the inventory in exchange for full satisfaction of Tactica’s liability to Innotrac that was fixed at $3,000,000. Accordingly, the accompanying condensed consolidated balance sheet as of August 31, 2006 excludes the inventory and liabilities associated with the Innotrac Settlement.

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

On January 13, 2006, the Bankruptcy Court issued a confirmation order approving the Revised First Amended Plan of Reorganization Proposed by Tactica and IGIA (the “Plan”) that provided for Tactica’s exit from bankruptcy. On March 28, 2006, a Notice of Effective Date of the Plan was filed with the Bankruptcy Court. Upon being declared effective, the Plan eliminated $14,873,169 of Tactica’s pre-petition liabilities. The plan called for Tactica's pre-petition creditors to receive distributions of the following assets: (i) $2,175,000 cash paid by Tactica’s former shareholders; (ii) $700,000 cash paid by Tactica; (iii) $75,000 cash paid by IGIA, Tactica, and the Board Members; (iv) up to $275,000 cash paid by Innotrac; (v) the rights and proceeds in connection with avoidance and other actions including uncollected pre-petition invoices payable by a Tactica customer; and (vi) 5,555,033 newly issued shares of IGIA common stock that was in number equal to 10% of the outstanding shares of common stock as of the Plan’s effective date and is exempted from the registration requirements of Section 5 of the Securities Act of 1933, as amended and State registration requirements by virtue of Section 1145 of the Bankruptcy Code and applicable non-bankruptcy law. Certain Tactica post-petition creditors have submitted claims to the Bankruptcy Court for post-petition administrative expenses. Tactica is reviewing the administrative expense claims to determine whether to seek possible settlements and payment schedules or a resolution by the Bankruptcy Court.

As a result of the Company exiting bankruptcy, the Company recorded a gain on extinguishment of debt of $14,008,772 for the six months ended August 31, 2006.

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

The Company needs additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but the Company cannot guarantee that such investments will be obtained. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of the Company's common stock could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if the Company is able to raise the funds required, it is possible that the Company could incur unexpected costs and expenses, fail to collect significant amounts owed to the Company, or experience unexpected cash requirements that would force the Company to seek alternative financing. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, the Company will have to curtail its operations.

Stock Based Compensation

On March 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123 (R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. SFAS 123 (R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" ("APB 25") for the periods beginning fiscal 2006.

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of March 1, 2006. The Consolidated Financial statements as of and for six months ended August 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). The Company did not recognize any stock based compensation expense under SFAS 123 (R) for the six months ended August 31, 2006. Pro forma stock based compensation was $0 for the six months ended August 31, 2005.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

Aggregate intrinsic value of options outstanding and options exercisable at August 31, 2006 and 2005 was $0 and $0, respectively. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.0057 as of August 31, 2006, and the exercise price multiplied by the number of options outstanding.

The modified transition method of SFAS 123 (R) requires the presentation of pro forma information for periods presented prior to the adoption of SFAS 123 (R) regarding net loss and net loss per share as if we had accounted for our stock plans under the fair value method of SFAS 123 (R). For pro forma purposes, the fair value of stock options was estimated using the Black-Scholes option valuation model and amortized on a straight-line basis. The pro forma amounts are as follows:

Six Months Ended
August 31, 2005

Net loss - as reported	$(1,799,347)
Add: Stock-based employee compensation expense included in reported loss	—

Deduct: Total stock-based employee compensation expense determined under fair-value based method for all rewards	—

Net loss - pro forma	$(1,799,347)

Basic & diluted loss per share - as reported	$(0.10)
Basic & diluted loss per share - pro forma	$(0.10)

Net Income (loss) Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). For the six months ended August 31, 2006 and for the three months ended August 31, 2005, common stock equivalents derived from shares issuable in conversion of the Callable Secured Convertible Notes are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Reclassification

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

NOTE B - ACCOUNTS RECEIVABLE

As of August 31, 2006, the Company has a $184,824 credit card holdback by the merchant banks that process payments due for product sales. Such holdback accounts are based on the dollar amount of sales and are designed to allow the Company to receive the holdback cash, including interest for the Company, after customer refunds and chargebacks are cleared. As of August 31, 2006, the Company recorded an allowance for doubtful accounts of $114,930.

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

NOTE D - LOANS PAYABLE

On April 4, 2006, the Company entered into a loan agreement to borrow up to $250,000 for purchases of products. Advances under the loan agreement are charged with a 4% service fee and begin to bear interest at a rate of 25% per annum after unpaid advances are outstanding 30 days from the date of the advance. As of August 31, 2006, the balance due on this loan is $280,205 including interest and a service fee.

In July 2006, the Company financed the purchase of a new automobile for $49,469 and traded in its old automobile. The loan bears interest at 8.84% per annum and is payable in 72 equal installments of $888 per month.

A summary of loans payable at August 31, 2006 is as follows:

Loan payable, including unpaid interest - 4% service fee for each advance, 25% per annum for unpaid advances outstanding for 30 days	$280,205

Bank loan - 8.84% per annum, 72 monthly principal and interest payments of $888	63,919
less: interest on bank loan	(14,450)

Total	329,674

Less: current portion	(287,318)

Loan payable - long term portion	$42,356

NOTE E- CALLABLE SECURED CONVERTIBLE NOTES

A summary of Callable Secured Convertible Notes at August 31, 2006 is as follows:

Callable Secured Convertible Notes; 15% per annum based upon a default rate of interest; due three years from the dates of issuance; Noteholder has the option to convert unpaid note principal of the Company’s common stock at the lower of (i) $0.04 or (ii) 50% of the average of the three lowest intra-day trading prices for the common stock on a principal market for the 20 trading days before, but not including, the conversion date. The Company granted the noteholder a security interest in substantially all of the Company’s assets and intellectual property and registration rights.	$974,826

Callable Secured Convertible Notes; 6% per annum; due three years from the date of issuance; Noteholder has the option to convert unpaid note principal of the Company’s common stock at the lower of (i) $0.04 or (ii) 25% of the average of the three lowest intra-day trading prices for the common stock on a principal market for the 20 trading days before, but not including, the conversion date. The Company granted the noteholder a security interest in substantially all of the Company’s assets and intellectual property and registration rights.	58,995

Callable Secured Convertible Notes; 6% per annum; due three years from the date of issuance; Noteholder has the option to convert unpaid note principal of the Company’s common stock at the lower of (i) $0.04 or (ii) 25% of the average of the three lowest intra-day trading prices for the common stock on a principal market for the 20 trading days before, but not including, the conversion date. The Company granted the noteholder a security interest in substantially all of the Company’s assets and intellectual property and registration rights.	15,981

Less: current portion	(1,049,802)
Callable Secured Convertible Note Payables - long term portion	$—

March 2005 Securities Purchase Agreement:

The Callable Secured Convertible Notes bear interest at a default rate of 15% and are convertible into the Company's common stock, at the Investors' option, at the lower of (i) $0.04 or (ii) 50% of the average of the three lowest intra-day trading prices for the common stock on a principal market for the 20 trading days before, but not including, the conversion date. Interest is due and payable quarterly, except in any month in which the Company's trading price, as defined, is greater than $.03125. The full principal amount of the Callable Secured Convertible Notes is due upon default. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.03 per share. In addition, the conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants will be adjusted in the event that the Company issues common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the Selling Stockholders' position. The Selling Stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by the Investors and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, the Company has granted the Investors registration rights and a security interest in substantially all of the Company's assets and a security interest in its intellectual property.

As of August 31, 2006, the Company is in default of interest payment obligations on the $3,000,000 Callable Secured Convertible Notes. Interest accrues at 8% per annum and is payable quarterly following prepayment of the first six months interest due. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into the Company’s common stock, at the investors' option. To date, the investors have opted to only convert principal and the Company has not made quarterly interest payments, therefore the Company is accruing interest at a default rate of 15% per annum.

June 2006 Securities Purchase Agreement:

The Company entered into a Securities Purchase Agreement with four accredited investors on June 7, 2006 for the issuance of an aggregate of $760,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 50,000,000 shares of the Company's common stock. In exchange, the Company received net proceeds of $437,497 after deducting expenses of $25,450 and paying general corporate and operating expenses, including the payment of auditor and legal fees of $297,053. The Convertible Notes accrue interest at 6 % per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.04 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, the conversion date. Interest is due and payable quarterly, except in any month in which the Company's trading price, as defined, is greater than $.00875. The full principal amount of the Callable Secured Convertible Notes is due upon default. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.009 per share. In addition, the conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants will be adjusted in the event that the Company issues common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the Selling Stockholders' position. The Selling Stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by the Investors and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, the Company has granted the Investors registration rights and a security interest in substantially all of the Company's assets and a security interest in its intellectual property.

The Company is in default of interest payment obligations on the $760,000 Callable Secured Convertible Notes issued on June 7, 2006. Interest accrues at 6% per annum and is payable quarterly. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into the Company's common stock, at the investors' option. To date, the investors have not opted to convert any principal or interest and the Company has not made the first quarterly interest payment that was due on September 7, 2006. Interest on the $760,000 Callable Secured Convertible Notes accrues at a default rate of 15% per annum.

July 2006 Securities Purchase Agreement:

The Company entered into a Securities Purchase Agreement with four accredited investors on July 27, 2006 for the issuance of an aggregate of $500,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 75,000,000 shares of the Company's common stock. In exchange, the Company received net proceeds of $89,933.79 after deducting expenses of $15,066.21. The balance of $395,000 was placed in escrow to be received in four equal payments over the subsequent four months. As of August 31, 2006, there was $295,000 in escrow which is classified in Other Current Assets. The Convertible Notes accrue interest at 6 % per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.04 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, the conversion date. Interest is due and payable quarterly, except in any month in which the Company's trading price, as defined, is greater than $.00875. The full principal amount of the Callable Secured Convertible Notes is due upon default. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.009 per share. In addition, the conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants will be adjusted in the event that the Company issues common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the Selling Stockholders' position. The Selling Stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by the Investors and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, the Company has granted the Investors registration rights and a security interest in substantially all of the Company's assets and a security interest in its intellectual property.

The Company expects to be in default of interest payment obligations on the $500,000 Callable Secured Convertible Notes issued on July 27, 2006. Interest accrues at 6% per annum and is payable quarterly. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into the Company's common stock, at the investors' option. To date, the investors have not opted to convert any principal or interest and the Company does not expect to pay the first quarterly interest payment that is due October 27, 2006. Interest on the $500,000 Callable Secured Convertible Notes accrues at a default rate of 15% per annum.

The transactions, to the extent that they are to be satisfied with common stock of the Company would normally be included as equity obligations. However, in the instant case, due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature, the Company is required to record a liability relating to both the detachable warrants and the embedded convertible feature of the notes payable (included in the liabilities as a "derivative liability").

The investors have the right under each of the Callable Secured Convertible Notes to deliver to the Company a written notice of default. In the event that a default is not cured within ten days of notice, the Callable Secured Convertible Notes shall become immediately due and payable at an amount equal to 130% of outstanding principal plus amounts due for accrued interest and penalty provisions. The Company has not received a written notice of default.

The accompanying financial statements comply with current requirements relating to warrants and embedded warrants as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

o	The Company allocated the proceeds received between convertible debt and the detachable warrants based upon the relative fair market values on the dates the proceeds were received.

o
Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase in the intrinsic value of the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at August 31, 2006.

o
The expense relating to the increase in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as an other income item in the form of an unrealized loss on adjustment of derivative and warranty liability to fair value.

o	Accreted principal of $1,049,802 as of August 31, 2006.

The following table summarizes the various components of the convertible debentures as of August 31, 2006:

Callable Secured Convertible Notes	$1,049,802
Warrant liability	721,842
Derivative liability	7,819,534
9,591,178

Cummulative adjustment of derivative and warrant liability to fair value	(395,364)

Cummulative unrealized loss related to conversion of the Callable Secured Convertible Notes to common shares charged to interest expense	(4,281,376)

Cummulative accretion of principal related to the Callable Secured Convertible Notes	(1,049,802)

Total Callable Secured Convertible Notes	$3,864,636

As a result of the decrease in the Company stock price, the Company recorded an unrealized gain on the adjustment of derivative and warrant liability to fair value of the underlying securities of $1,538,650 for the six months ended August 31, 2006.

NOTE F- CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 shares of common stock and 1,000,000 shares of preferred stock, of which 261,574 have been designated Series E convertible preferred stock and 50,000 have been designated Series G preferred stock. As of August 31, 2006, the Company had issued and outstanding 147,943,058 shares of common stock, 3,019 shares of Series E convertible preferred stock and 50,000 shares of Series G preferred stock.

On March 31, 2005, the Company issued 25,000 shares of Series G preferred stock to each of Avi Sivan, the Chief Executive Officer of the Company, and Prem Ramchandani, the President of the Company. The Series G preferred stock was issued to Mr. Sivan and Mr. Ramchandani in consideration of the fact that in connection with the recent financing obtained by the Company, Mr. Sivan and Mr. Ramchandani agreed to pledge all of their equity ownership in the Company to secure the obligations of the Company. Without such pledge of equity, including a pledge of the Series G preferred stock by Mr. Sivan and Mr. Ramchandani, the transaction would not have been consummated. The stated value of the Series G preferred stock at the time of issuance was $0.03 per share..

As of August 31, 2006, there were 50,000 shares of Series G preferred stock issued and outstanding. Current holders of Series G preferred stock (i) have general ratable rights to dividends from funds legally available therefore, when, as and if declared by the Board of Directors; (ii) are entitled to share ratably in all assets available for distribution to stockholders upon liquidation, dissolution or winding up of the Company's affairs; (iii) do not have preemptive, subscription or conversion rights, nor are there any redemption or sinking fund provisions applicable thereto; and (iv) are entitled to 10,000 votes per share on all matters on which stockholders may vote at all stockholder meetings. The preferred stock does not have cumulative voting rights.

On June 27, 2006, IGIA issued 25,855,514 shares of common stock for the conversion of 258,555.14 shares of IGIA Series E convertible preferred stock in accordance with the 100 to 1 conversion ratio. Mr. Sivan and Mr. Ramchandani each held 71,012.50 shares of Series E preferred stock and each received 7,101,250 common shares for the conversion.

Warrants

As of August 31, 2006, there were outstanding warrants to purchase 6,000,000 shares of common stock at $.03 per share that are exercisable within a five-year period ending March 23, 2010 through April 19, 2010 and outstanding warrants to purchase 125,000,000 shares of common stock at $.09 per share that are exercisable within a seven-year period ending June 7, 2013 through July 27, 2013.

Non-Employee Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of August 31, 2006:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$ 0.03	6,000,000	3.84	$ 0.03	6,000,000	$ 0.03
$ 0.09	50,000,000	6.77	$ 0.09	50,000,000	$0.09
$ 0.09	75,000,000	6.91	$0.09	75,000,000	$0.09
	131,000,000	6.71	$ 0.09	131,000,000	$ 0.09

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 1, 2006	6,100,000	$.05
Granted	125,000,000.09
Canceled or expired	(100,000)	1.00
Exercised	--	--
Outstanding at August 31, 2006	131,000,000	$.09

Warrants issued to non-employees did not result in any charge to operations. The significant assumptions used to determine the fair values, using a Black-Scholes option pricing model are as follows:

Warrants issued in conjunction with the securities purchase agreement dated March 2005:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.00%
Expected stock price volatility	71%
Expected dividend payout	--
Expected warrant life-years (a)	5.00

(a) The expected option life is based on contractual expiration dates.

Warrants issued in conjunction with the securities purchase agreement dated June 2006:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.98%
Expected stock price volatility	353%
Expected dividend payout	--
Expected warrant life-years (a)	7.00

(a) The expected option life is based on contractual expiration dates.

Warrants issued in conjunction with the securities purchase agreement dated July 2006:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	5.10%
Expected stock price volatility	403%
Expected dividend payout	--
Expected warrant life-years (a)	7.00

(a) The expected option life is based on contractual expiration dates.

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

	Options Outstanding			Options Excercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Prices	Exercisable	Prices
$ 0.02	1,075,000	4.50	$ 0.02	1,075,000	$ 0.02

	1,075,000	4.50	$ 0.02	1,075,000	$ 0.02

A summary of the Company's stock option activity and related information is as follows:

		Weighted
		Average
	Number of	Price Per
	Shares	Share
Outstanding at February 28, 2006	1,275,000	$0.02
Granted	-	-
Canceled or expired		-
Forfeited	(200,000)	0.02

Outstanding at August 31, 2006	1,075,000	$0.02

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.55%

Expected stock price volatility	280%
Expected dividend payout	--
Expected option life-years (a)	5.00

(a) The expected option life is based on contractual expiration dates.

NOTE G- CASH FLOWS

The following are non-cash transactions for the six months ended August 31, 2006:

The Company recognized non-cash gains from the settlement of bankruptcy debts totaling $14,008,772. In connection with the settlement, the Company issued 3,011,111 shares of its common stock and is obligated to issue an additional 2,543,922 shares as required by the Plan.

Holders of the Callable Secured Convertible Notes dated March 23, 2005 exercised a series of partial conversions and were issued 92,513,500 shares of common stock at a conversion price averaging approximately $.0032 per share.

In connection with the finance and purchase of the new automobile, the Company borrowed $49,469 from a bank. Along with the purchase, the Company traded in its old automobile and received a trade in allowance of $4,500. No gain or loss was recognized on the transaction as the cost of the new automobile was reduced by the remaining net book value of the old automobile.

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

In connection with the Innotrac Settlement discusssed in Note A, Tactica exchanged its inventory in full satisfaction of its liability to Innotrac of $3,000,000. Accordingly, Tactica's inventory and liabilities associated with the Innotrac Settlement were reduced and a gain of $218,643 was recognized.

NOTE H- RELATED PARTY TRANSACTIONS

The Company has $2,624,862 in accounts payable to Brass Logistics LLC, a provider of inventory warehousing and customer order fulfillment services. Mr. Sivan, Mr. Ramchandani and a significant shareholder have an ownership interest in Brass Logistics LLC. The Company purchased $0 and $2,092,866 in services from Brass Logistics LLC in the six month periods ended August 31, 2006 and 2005, respectively. Fees and costs under the June 14, 2004 agreement fluctuate based upon the amount of orders placed and fulfilled. The contract provides for the provision of services for an indefinite term.

From time to time, Mr. Sivan and Mr. Ramchandani have paid certain advertising expenses on behalf of the Company and have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 8% per annum. As of August 31, 2006, the balance due to Mr. Sivan and Mr. Ramchandani collectively was $1,300,728, including accrued interest, and is included in Notes Payable - related parties.

On December 8, 2004, Tactica entered into a Credit Agreement with Tactica Funding 1, LLC ("Tactica Funding"). Mr. Sivan is a member and Mr. Ramchandani is a manager and a member of Tactica Funding. Under the Credit Agreement, Tactica Funding agreed to provide Tactica with a secured loan of up to an aggregate principal amount of $300,000 (the "Loan"), to provide funds for Tactica's continued ordinary course of operations and working capital needs, as evidenced by a promissory note. The Loan bears interest at a rate of 9% per annum and is payable monthly. Notwithstanding the foregoing, the Loan bears a default rate of interest of 12% per annum. As security for the Loan, Tactica granted to Tactica Funding a first priority security interest in substantially all of the assets of Tactica, except as to permitted liens for which the Tactica Funding security interest is junior and subordinate, including the Callable Secured Convertible Notes and certain carve out expenses that Tactica incurs for professional fees and other bankruptcy case matters. As of August 31, 2006, the Company owed $300,000 of note principal and unpaid interest of $21,186, which is included in Notes Payable - related parties.

On March 13, 2006, APA International LLC advanced $250,000 to the Company for working capital purposes in the form of an unsecured promissory note, accruing interest at 8% per annum. As of August 31, 2006, the balance due to APA International LLC was $295,744, including accrued interest, and is included in Notes Payable - related parties. Mr. Sivan, Mr. Ramchandani and a significant shareholder own APA International LLC

In August 2006, ATARGNY, Inc. advanced $85,964 to the Company for working capital purposes in the form of an unsecured promissory note, accruing interest at 8% per annum. As of August 31, 2006, the balance due to ATARGNY, Inc. was $86,102, including accrued interest, and is included in Notes Payable - related parties. Mr. Sivan, Mr. Ramchandani and a significant shareholder own ATARGNY, Inc.

On March 31, 2005, the Company issued 25,000 shares of Series G preferred stock to each of Avi Sivan, the Chief Executive Officer of the Company, and Prem Ramchandani, the President of the Company. The Series G preferred stock was issued to Mr. Sivan and Mr. Ramchandani in consideration of the fact that in connection with the recent financing obtained by the Company, Mr. Sivan and Mr. Ramchandani agreed to pledge all of their equity ownership in the Company to secure the obligations of the Company. Without such pledge of equity, including a pledge of the Series G preferred stock by Mr. Sivan and Mr. Ramchandani, the transaction would not have been consummated. The stated value of the Series G preferred stock at the time of issuance was $0.03 per share. As of August 31, 2006, there were 50,000 shares of Series G preferred stock issued and outstanding.

NOTE I- COMMITMENTS AND CONTINGENCIES

A civil complaint was filed on December 2, 2005 in the United States District Court Southern District of New York by Hughes Holdings, LLC, Global Asset Management, LLC, Allied International Fund, Inc., Robert DePalo, Gary Schonwald and Susan Heineman (the “DePalo parties”) as plaintiffs against Peter Zachariou, Fountainhead Investments, Inc., Accessible Development, Corp., Allan Carter, Chadel, Ltd., John D'Avanzo, Jason Fok, Tabacalera, Ltd., Terrence DeFranco, Altitude Group, LLC, Virginia Casadonte, (the “Diva parties”), Shai Bar Lavi and IGIA, Inc. and its officers and directors (the “IGIA parties”). The DePalo parties claim for $279,480.60 plus costs, interest and punitive damages is alleged to have resulted from their holdings of securities issued by Diva Entertainment, Inc. and, subsequent to the Company's June 2004 reverse merger, those of IGIA, Inc. We believe the complaint against the Company and its officers and directors is without merit and we are mounting a vigorous defense in cooperation with our insurance carrier, including a counterclaim against the plaintiffs. The Diva parties have filed an answer; counterclaim against the DePalo parties; and a cross-claim against certain of the IGIA parties seeking in excess of $2.3 million; disgorgement of any profits realized by the DePalo parties and punitive damages. The Company continues to believe that no damage claim against the IGIA parties is justifiable and therefore has not provided for any liability in its financial statements as of August 31, 2006.

On July 7, 2006, IGIA was served with a Summons and Complaint filed in Los Angeles County Superior Court, Los Angeles, California by a major carrier. The Complaint seeks payment by IGIA of $783,344.86 plus $195,836.22 of collection costs and an unspecified amount of interest thereon as compensation for the breach of a contract between the major carrier and Brass Logistics, LLP. The Complaint alleges that Brass Logistics, LLP shipped packages using the services of the major carrier and failed to pay for the services. The Complaint further alleges that shipments contained products sold by IGIA and therefore benefited IGIA. IGIA believes that it has adequately reflected in its consolidated financial statements as of August 31, 2006, the liability for fulfillment services rendered by Brass Logistics, LLP that are the subject of the Complaint. IGIA has retained counsel in California and has filed an answer. Discovery is ongoing and IGIA intends to vigorously defend this action.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

 The Company is non-compliant with respect to payment of employee and employer payroll-related taxes. As of August 31, 2006, the estimated liability, which includes penalties and interest, is $86,904 and is included in accrued expenses.

The Company is in default of interest payment obligations on the $760,000 Callable Secured Convertible Notes issued on June 7, 2006. Interest accrues at 6% per annum and is payable quarterly. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into the Company's common stock, at the investors' option. To date, the investors have not opted to convert any principal or interest and the Company has not made the first quarterly interest payment that was due on September 7, 2006. Interest on the $760,000 Callable Secured Convertible Notes accrues at a default rate of 15% per annum.

The Company expects to be in default of interest payment obligations on the $500,000 Callable Secured Convertible Notes issued on July 27, 2006. Interest accrues at 6% per annum and is payable quarterly. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into the Company's common stock, at the investors' option. To date, the investors have not opted to convert any principal or interest and the Company does not expect to pay the first quarterly interest payment that is due October 27, 2006. Interest on the $500,000 Callable Secured Convertible Notes accrues at a default rate of 15% per annum.

The investors have the right under the Callable Secured Convertible Notes to deliver to the Company a written notice of default. In the event that a default is not cured within ten days of notice, the Callable Secured Convertible Notes shall become immediately due and payable at an amount equal to 130% of outstanding principal plus amounts due for accrued interest and penalty provisions. The Company has not received a written notice of default.

NOTE J- SUBSEQUENT EVENTS

Subsequent to the date of the balance sheet, holders of the Callable Secured Convertible Notes dated March 23, 2005 exercised a series of partial conversions and were issued 49,970,000 shares of common stock at a conversion price averaging approximately $.0028 per share.

On September 1, 2006 the Company granted options under the stock option plan to purchase 250,000 shares of the Company’s common stock in exchange for services to be rendered in the future. The options are fully vested and expire five years from the date of grant and are exercisable at $.006 per share.

Pursuant to two agreements dated August 7, 2006 concerning compensation for legal services provided to the Company and the Form S-8 registration statement filed on August 24, 2006, the Company issued 1,775,000 shares of its common stock September 7, 2006.

On September 22, 2006, an adversary proceeding was filed in the U.S. Bankruptcy Court, Eastern District of New York by H.Y. Applied under Data Services, Inc (a debtor in possession) against Shopflash & Tactica asserting for fulfillment services, allegedly provided for the two companies, both of which are wholly owned subsidiaries of the Company. The claim against Tactica is for $1,660.57, the claim against Shopflash is for $54,661.80 both claims are questioned, significant counter claims may exist. The claims are currently under review.

On October 4, 2006 IGIA, Inc. converted $52,000 of interest due (based on a closing market price of $0.0052) on unsecured promissory notes issued to Avi Sivan, Chief Executive Officer, and Prem Ramchandani, President, into an aggregate of 10,000,000 shares of the Company’s common stock.

NOTE K - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

During 2006, it was determined that the correct application of accounting principles had not been applied, in the accounting for convertible debentures and detachable warrants (See NOTE E), in the previously issued interim consolidated financial statements as of August 31, 2005.

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

In accordance with Accounting Principles Board Opinion, Accounting Changes (APB 20), the necessary corrections to apply the accounting principles on the aforementioned transactions are reflected in the summary Statement of Operations, Balance Sheet, and Statement of Cash Flows as described below:

The effect on the Company’s previously issued interim August 31, 2005 financial statements is summarized below:

	August 31, 2005 financial statement balance prior to restatement	August 31, 2005 financial statement post restatement	Amount increase (decrease) in August 31, 2005 financial statements
Balance Sheet:
Derivative liability	$-0-	$666,667	$666,667
Warrant liability	-0-	147,930	147,930
Convertible debentures	328,864	267,580	(61,284)
Total liabilities	20,043,441	20,796,754	753,313
Additional paid in capital	15,944,360	13,944,360	(2,000,000)
Total stockholders’ deficit	(15,299,740)	(16,053,053)	753,313

Statement of Operations - three months
Gain on change in derivative and warrant liability	-0-	1,235,696	1,235,696
Interest expense	(250,139)	(253,294)	3,155
Income (loss) before income taxes	(152,003)	1,080,538	1,232,541
Net Income (loss)	(152,003)	1,080,538	1,232,541
Basic income (loss) per share:	(0.01)	0.06	0.07
Fully diluted income (loss) per share	(0.01)	0.01	0.02

Statement of Operations-six months:
Gain on change in derivative and warrant liability	-0-	1,185,404	1,185,404
Interest expense	(480,524)	(419,240)	(61,284)
Loss before income taxes	(3,046,035)	(1,799,347)	1,246,688
Net loss	(3,046,035)	(1,799,347)	1,246,688
Basic and fully diluted loss per share	(0.17)	(0.10)	0.07

Statement of Cash Flows - six months:
Net cash used in operating activities	(1,724,373)	(1,724,373)	-0-
Net cash used in investing activities	(6,723)	(6,723)	-0-
Net cash provided by financing activities	$1,790,009	$1,790,009	-0-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2006

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

Comparison of the Three and Six Months Ended August 31, 2006 to the Three and Six Months Ended August 31, 2005

Results of Operations

Revenue

We sell a variety of consumer products and home care products directly to individual customers and to retailers. We use direct response television advertising extensively to promote sales. Our net sales for the three months ended August 31, 2006 were $2,261,081 compared to net sales of $10,911,827 for the three months ended August 31, 2005, a decrease of $8,650,746, or 79.3%. Our net sales for the six months ended August 31, 2006 were $5,719,966, a decrease of $7,017,069, or 55.1%, compared to net sales of $12,737,035 for the six months ended August 31, 2005.

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

The decrease in net sales for the three and six month periods ended August 31, 2006 as compared to August 31, 2005 reflects the significant decreases in our direct response television advertising as a result of constraints from a lack of cash needed to purchase and ship product to customers in a timely and consistent manner and by disruptions to operations caused by changes in providers of services for customer order fulfillment and credit card processing. We began the six-month period ended August 31, 2006 with negative working capital of $21.9 million and $7,877 in cash. We engaged Parcel Corporation of America (“PCA”) for customer order fulfillment and a media placement agent in connection with a houseware products sales campaign we initiated. Shortly after integrating our operating activities with PCA and launching the campaign, PCA advised us that the logistics company they used to ship our products went bankrupt and that PCA also was ceasing operations within two weeks. While getting established with a new service provider, we noted an unusually high level number of calls from customers concerned about their order status and PCA’s inability to effectively handle matters. In addition, our credit card merchant banks also noted an elevated level customer inquires and chargeback requests. As a result, the credit card merchant banks increased the amount of cash they withheld from customer orders and placed in rolling reserves and they delayed releases of funds to us. As a result, we did not have sufficient cash to obtain all of the product needed to fulfill customer orders on hand which led to order cancellations.

The direct response sales campaigns that use the credit terms provided by a media placement agent contributed the majority of our revenues for the six-month period ended August 31, 2006. The media placement agent has demanded that we repay all amounts outstanding, which are approximately $2.1 million, and has acted to exercise contractual rights to assume control over the sales campaigns. As a result, we have discontinued participation in the two sales campaigns and we are focusing on selling our core personal care products. We currently have limited working capital and access to credit that we need to purchase television air time and products. Until such time as we obtain additional working capital and credit availability, we expect our purchases and direct response revenues to be substantially lower and comprised primarily of personal care products.

Our revenues for the six months ended August 31, 2005 consisted primarily of sales of a vacuum cleaner under the Singer Lazer Storm brand name according to an April 2003 license agreement with The Singer Company, B.V. that was mutually terminated on September 29, 2005.

Gross Profit

Our gross profit was $1,533,372 for the three months ended August 31, 2006 versus our gross profit of $7,887,967 for the three months ended August 31, 2005, a decrease of $6,354,595. Our gross profit was $4,222,749 for the six months ended August 31, 2006 versus our gross profit of $9,016,678 for the six months ended August 31, 2005, a decrease of $4,793,929. The decrease in gross profit for the three and six-month periods ended August 31, 2006 are primarily the result of decreased revenue and gross profit margins of products sold.

Our gross profit percentage for quarter ended August 31, 2006 was 67.8%, as compared to 72.3% for the quarter ended August 31, 2005. Our gross profit percentage for six months ended August 31, 2006 was 73.8%, as compared to 70.8% for the six months ended August 31, 2005. Gross profit percentages for the three and six month periods ended August 31, 2006 were relatively consistent with gross profit percentages realized in the comparable periods in the preceding year. Revenues and gross profits for the three and six month periods ended August 31, 2006 and 2005 were derived from our direct response sales operation.

Operating expenses

Operating expenses for the three months ended August 31, 2006 were $3,005,456, a decrease of $4,527,746 from $7,533,202, or 60.1% as compared to the three months ended August 31, 2005. Operating expenses for the six months ended August 31, 2006 were $9,005,648, a decrease of $1,581,541 from $10,587,189, or 14.9% as compared to the six months ended August 31, 2005. For the three months ended August 31, 2006, operating expense was 132.9% of net sales as compared to 69.0% for the comparable period in 2005. For the six months ended August 31, 2006, operating expense was 157.4% of net sales as compared to 83.1% for the comparable period in 2005. The decrease in the dollar amounts of operating expenses for the three and six month periods ended August 31, 2006 is primarily the result of decreased media advertising and decreased customer order fulfillment services as a result of lower sales volume. In addition, as a result of lower revenues for the three and six month periods ended August 31, 2006, our fixed operating and overhead expenses were a relatively greater percentage of revenue.

We decreased our media advertising spending in the three-month and six-month periods ended August 31, 2006 by $2,846,739 and $380,095, respectively, as compared to similar periods in the prior fiscal year. We air our television infomercials to sell our products directly to consumers and to increase awareness of the products we sell to retailers. Media advertising requires us to make upfront purchases that we were able significantly increase this fiscal year by using credit made available by a media placement agent and proceeds from sales of our Callable Secured Convertible Notes.

We spent $1,681,007 or 38.8% less on other selling, general and administrative expenses, including related party, in the three months ended August 31, 2006 as compared to the three months ended August 31, 2005. We spent $1,201,446 or 19.5% less on other selling, general and administrative expenses, including related party, in the six months ended August 31, 2006 as compared to the six months ended August 31, 2005. The decreased spending is primarily attributable to decreased sales.

Interest expense and other income / expense

We incurred net interest expense of $704,151 and $253,294 in three months ended August 31, 2006 and 2005, respectively, an increase of $450,857. We incurred net interest expense of $1,099,995 and $419,240 in six months ended August 31, 2006 and 2005, respectively, an increase of $680,755. Interest expense for the six months ended August 31, 2006 consisted primarily of coupon interest on the Notes of $229,702, $759,074 in amortization of the discount related to the beneficial conversion feature and amortization of the related issue costs and $77,280 in interest on notes payable to related parties. The Notes Interest expense for the six months ended August 31, 2005 consisted primarily of $362,876 in amortization of the discount related to the beneficial conversion feature, coupon interest and amortization of the related issue costs and $13,874 in interest on notes payable to related parties.

Reorganization items

Pursuant to the March 28, 2006 Notice of Effective Date of the Plan that was filed with the Bankruptcy Court Tactica eliminated $14,873,169 of pre-petition liabilities and paid a total of $775,000 in cash to the creditors and 5,555,033 shares of IGIA common stock that were valued at $83,397 as of the Effective Date, thereby realizing a net gain of $14,008,772. In the three and six month periods ended August 31, 2005, Tactica incurred professional fees of $488,806 and $1,008,134, respectively, in connection with its business restructuring and reorganization under chapter 11. In addition, Tactica incurred a $218,643 charge in the six months ended August 31, 2005 for a settlement agreement reached with Innotrac.

Net Income and Loss

Our net income for the three months ended August 31, 2006 was $6,600,098 in contrast to net income of $1,080,538 for the three months ended August 31, 2005. Our net income for the six months ended August 31, 2006 was $9,777,076 in contrast to a net loss of $1,799,347 for the six months ended August 31, 2005. Our net income for the six months ended August 31, 2006 resulted primarily from the $1,538,650 unrealized gain on adjustment of derivative and warrant liability to the fair value of the IGIA securities underlying the Callable Secured Convertible Notes discussed above and $14,008,772 in income from extinquishment of pre-petition liabilities in connection with Tactica’s business restructuring and reorganization under chapter 11. The net loss for the six-month period ended August 31, 2005 includes $1,185,404 unrealized gain on adjustment of derivative and warrant liability to the fair value of the IGIA securities underlying the Callable Secured Convertible Notes discussed above and $1,008,134 of net expenses incurred in connection with Tactica’s business restructuring and reorganization under chapter 11.

Our net loss per common share was ($0.06) (basic and diluted) for the three months ended August 31, 2006 as compared to our $0.06 (basic and diluted) net income per common share for the three months ended August 31, 2005. Our net income per common share was $0.14 (basic and diluted) for the six months ended August 31, 2006 as compared to our ($0.10) net loss per common share (basic and diluted) for the six months ended August 31, 2005.

The weighted average number of outstanding shares was 103,616,036 (basic and diluted) for the three-month period ended August 31, 2006 as compared to 44,160,333 (basic) for the three-month period ended August 31, 2005. The weighted average number of outstanding shares was 68,134,262 (basic) for the six-month period ended August 31, 2006 as compared to 18,002,933 (basic and diluted) for the six-month period ended August 31, 2005. For the six months ended August 31, 2006 and for the three months ended August 31, 2005, common stock equivalents derived from shares issuable in conversion of the Callable Secured Convertible Notes are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Liquidity and Capital Resources

Overview

As of August 31, 2006, we had a $20.5 million working capital deficit and negative net worth of $21.0 million. As of February 28, 2006, we had a $21.9 million working capital deficit and negative net worth of $31.2 million. Our cash position at August 31, 2006 was $18,306 as compared to $7,887 as of February 28, 2006.

For the six months ended August 31, 2006, we generated a net cash flow deficit from operating activities of $1,469,855 consisting primarily of a net income of $9,777,076, adjusted primarily for total non-cash additions to net income of $15,387,673 and decreases in prepaid advertising of $885,465, accounts receivable of $618,306, other assets of $407,237, accounts payable and accrued expenses of $2,044,377. Our accounts receivable is comprised primarily of funds held aside by the credit card processor we use for processing customer payments of direct response sales. A substantial amount of cash from orders placed by customers and sales has been held back by the credit card merchant banks to establish rolling reserves for the customer payment processing they do for us. As a result, we did not have sufficient cash to obtain all of the products needed to fulfill customer orders on hand and pay for order fulfillment costs.

There was $29,391 and $6,723 of investing activities during the six months ended August 31, 2006 and 2005, respectively that consisted primarily of office equipment purchases. We expect capital expenditures to continue to be nominal for fiscal 2007. These anticipated expenditures are for continued investments in property and equipment used in our business.

Cash provided by financing activities totaled $1,509,665 consisting mainly of proceeds from related party loans, the sales of our Callable Secured Convertible Notes and a $250,000 loan from a third party that were used to purchase product for sale.

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

Tactica’s Chapter 11 Reorganization

On January 13, 2006, the Bankruptcy Court issued a confirmation order approving the Revised First Amended Plan of Reorganization Proposed by Tactica and IGIA (the “Plan”) that provides for Tactica’s exit from bankruptcy. On March 28, 2006, a Notice of Effective Date of the Plan was filed with the Bankruptcy Court. Upon being declared effective, the Plan eliminated $14,873,169 of Tactica’s pre-petition liabilities. The plan calls for Tactica's pre-petition creditors to receive distributions of the following assets: (i) $2,175,000 cash paid by Tactica’s former shareholders; (ii) $700,000 cash paid by Tactica; (iii) $75,000 cash paid by IGIA, Tactica, and the Board Members; (iv) up to $275,000 cash paid by Innotrac; (v) the rights and proceeds in connection with avoidance and other actions including uncollected pre-petition invoices payable by a Tactica customer; and (vi) 5,555,033 newly issued shares of IGIA common stock that was in number equal to 10% of the outstanding shares of common stock as of the Plan’s effective date and is exempted from the registration requirements of Section 5 of the Securities Act of 1933, as amended and State registration requirements by virtue of Section 1145 of the Bankruptcy Code and applicable non-bankruptcy law. Certain Tactica post-petition creditors have submitted claims to the Bankruptcy Court for post-petition administrative expenses. Tactica is reviewing the administrative expense claims to determine whether to seek possible settlements and payment schedules or a resolution by the Bankruptcy Court.

Financings

To provide funds for Tactica’s continued ordinary course operations and working capital needs, Tactica entered into a Credit Agreement with Tactica Funding 1, LLC (“Tactica Funding” and a related party) on December 8, 2004, under which Tactica Funding agreed to a debtor in possession loan up to an aggregate principal amount of $300,000 (the “Loan”). The Loan bears interest at a rate of 9% per annum. The entire principal was due and payable on August 31, 2006. As Security for the Loan, Tactica granted to Tactica Funding a first priority security interest in substantially all of the assets of Tactica, except as to permitted liens for which the Tactica Funding security interest is junior and subordinate, including certain carve out expenses that Tactica incurred for professional fees and other bankruptcy case matters. Mr. Sivan is a member and Mr. Ramchandani is a manager and a member of Tactica Funding 1, LLC. As of August 31, 2006, the Company owed $300,000 of note principal, which is included in Notes Payable - related parties, and unpaid interest of $21,186.

To obtain additional funding for the purpose of providing a loan to Tactica, in the form of debtor in possession financing and exit financing in the context of Tactica’s chapter 11 case, we entered into a Securities Purchase Agreements with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC on March 23, 2005, June 7, 2006 and July 27, 2006 for the sale of (i) $4,260,000 in callable secured convertible notes and (ii) warrants to buy 131,000,000 shares of our common stock. Our registration statement for the common stock issuable pursuant to $3,000,000 in Callable Secured Convertible Notes was declared effective by the SEC on December 22, 2005. We have received a total of approximately $3,902,000 in net proceeds after deducting approximately $358,000 of expenses and prepaid interest pursuant to the Securities Purchase Agreements. The funds from the sale of the Callable Secured Convertible Notes were used for business development purposes, working capital needs, pre-payment of interest, payment of consulting, accounting and legal fees, and borrowing repayment.

The $3,000,000 in Callable Secured Convertible Notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.04 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The $1,260,000 in Callable Secured Convertible Notes bear interest at 6%, mature three years from the date of issuance, and are convertible into our common stock, at the Investors' option, at a conversion price equal to the lower of (i) $0.04 or (ii) 25% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date. The full principal amount of the Callable Secured Convertible Notes is due upon default under the terms of secured convertible notes. The 6,000,000 in warrants are exercisable until five years from the date of issuance at a purchase price of $0.03 per share and the 125,000,000 in warrants are exercisable until seven years from the date of issuance at a purchase price of $0.009. In addition, the conversion price of the secured convertible notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the callable secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder’s position. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

From time to time, Mr. Sivan and Mr. Ramchandani have paid certain advertising expenses on our behalf and have advanced us funds for working capital purposes in the form of unsecured promissory notes, accruing interest at 8% per annum. As of August 31, 2006, the balance due to Mr. Sivan and Mr. Ramchandani collectively was $1,300,728, including accrued interest. On October 4, 2006, IGIA converted $52,000 of interest due (based on a closing price of $0.0052) on promissory notes issued to Avi Sivan, our Chief Executive Officer, and Prem Ramchandani, our President, into an aggregate of 10,000,000 shares of common stock. On March 13, 2006, APA International LLC advanced $250,000 to the Company for working capital purposes in the form of an unsecured promissory note, accruing interest at 8% per annum. As of August 31, 2006, the balance due to APA International LLC was $295,744, including accrued interest. Mr. Sivan, Mr. Ramchandani and a significant shareholder own APA International LLC.

In February 2006, Shopflash, Inc., our wholly owned subsidiary began working with a media placement agent for direct response sales campaigns regarding two household products that Shopflash, Inc. has sold. The media placement agent placed the Shopflash, Inc. advertisements on television and the Internet and provided additional campaign support that has allowed Shopflash, Inc. to further develop the campaigns. According to our agreement, the media placement agent receives fees and has a security interest in goods and proceeds related to the campaigns. The media placement agent has demanded that Shopflash, Inc. repay all amounts outstanding, which are approximately $1.3 million, and has acted to exercise contractual rights to assume control over the sales campaigns. As a result, Shopflash, Inc. has discontinued its participation in the two sales campaigns and is in discussions with the media placement agent regarding further resolution of the outstanding issues, however on July 11, 2006, the media placement agent imposed a deadline of July 12, 2006 for negotiating a potential settlement offer by Shopflash that was then under discussion.  That deadline passed without concluding negotiations, however discussions are continuing.  We believe our liability to the media placement agent is adequately reflected in our consolidated financial statements. Our household product line contributed the majority of our revenues for the six-month period ended August 31, 2006 and fiscal year ended February 28, 2006 and the sales campaigns regarding the two products have been significant contributors to that product line. As of August 31, 2006, we owed $2,124,932 to the media placement agent.

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

Risks Relating to Our Business:

The Chapter 11 Has A Material Negative Effect On Our Business, Financial Condition And Results of Operations.

Tactica, our operating subsidiary filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code in October 2004 and its plan of reorganization was declared effective in March 2006. The bankruptcy has had a material negative effect on our business, financial condition and results of operations. Certain post-petition creditors, including firms that provided professional services to Tactica have submitted a total of approximately $583,000 in claims to the Bankruptcy Court for post-petition administrative expenses. In addition, as described under “Liquidity and Capital Resources” we have a significant working capital deficit and we are seeking additional working capital for operations and to satisfy our obligations.

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

Our common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol IGAI.OB. As of October 18, 2006 there were 207,058,058 shares of Common Stock outstanding, of which approximately 167,000,000 are tradable without restriction under the Securities Act.

There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by us or our competitors, government regulatory actions, patent or proprietary rights developments, and market conditions for penny stocks in general could have a material effect on the liquidity of our common stock and volatility of our stock price.

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

We Are Seeking Additional Financing.

We are seeking additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations. We have been financing our operations since the June 2004 merger with Tactica through funds loaned to us directly and indirectly by certain officers and directors, the sale of an aggregate of $4,260,000 principal amount of callable secured convertible notes and through operations. We have used the financing to increase our direct response sales business and fund Tactica’s emergence from bankruptcy. We need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

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

A significant portion of our sales revenue is derived from sales of products under our own brands and licensed trademarks. As the percentage of our sales of such products increases, we will become increasingly dependent upon the continued use of such brands and trademarks. Actions we take and those taken by licensors and other third parties, with respect to products we license from them, could greatly diminish the value of any of our brands and licensed trademarks. If we are unable to develop and sell products under existing or newly acquired brands and licensed trademarks or the value of the trademarks were diminished by the licensor or third parties, our business, financial condition and results of operations could be materially adversely affected.

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

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Avi Sivan, our Chief Executive Officer, and Prem Ramchandani, our President. We have entered into employment agreements with Mr. Sivan and Mr. Ramchandani. We obtained key person life insurance policies on Mr. Sivan and Mr. Ramchandani in accordance with terms of the March 23, 2005, June 7, 2006 and July 27, 2006 Securities Purchase Agreements. The loss of Mr. Sivan or Mr. Ramchandani would be expected to have a material adverse effect on our operations.

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

Our Products And Business Practices May Be Subject To Review By Third Party Regulators And Consumer Affairs Monitors And Actions Resulting From Such Reviews, Including But Not Limited, To Cease And Desist Orders, Fines And Recalls.

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

As of October 18, 2006, we had 207,058,058 shares of common stock issued and outstanding and callable secured convertible notes outstanding or an obligation to issue callable secured convertible notes that may be converted into an estimated 2,283,880,909 shares of common stock at current market prices, and outstanding warrants or an obligation to issue warrants to purchase 131,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding callable secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of Our Callable Secured Convertible Notes Could Require Us To Issue A Substantially Greater Number Of Shares, Which Will Cause Dilution To Our Existing Stockholders.

Our obligation to issue shares upon conversion of our callable secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the callable secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the current conversion price, as of October 18, 2006 of $.0044.

The following relates to outstanding callable secured convertible notes in the aggregate principal amount of $2,504,538, which are convertible at a 50% discount:

% Below Market	Price Per Share	With Discount	Number of Shares Issuable	% of Outstanding Stock

25%	$.0033	$.0017	1,818,181,818	89.78%
50%	$.0022	$.0011	2,727,272,727	92.94%
75%	$.0011	$.0006	5,454,454,545	96.34%

The following relates to outstanding callable secured convertible notes in the aggregate principal amount of $1,260,000, which are convertible at a 75% discount:

% Below Market	Price Per Share	With Discount	Number of Shares Issuable	% of Outstanding Stock

25%	$.0033	$.0008	1,527,272,727	88.06%
50%	$.0022	$.0006	2,290,909,091	91.71%
75%	$.0011	$.0003	5,581,818,182	95.68%

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

The callable secured convertible notes are convertible into shares of our common stock at 50% and 75% discounts, respectively, to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of notes, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

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

The Shares Of Common Stock Allocated For Conversion Of The Callable Secured Convertible Notes And Registered Pursuant To A Prospectus Filed On October 5, 2006 Are Not Adequate And We Will Be Required To File A Subsequent Registration Statement Covering Additional Shares And Will Incur Substantial Costs In Connection Therewith.

Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the Callable Secured Convertible Notes, the shares of common stock we have allocated for conversion of the Callable Secured Convertible Notes and are registering under a prospectus dated October 5, 2006 are not adequate. If the shares we have allocated to the registration statement are not adequate we are required to file an additional registration statement and we will incur substantial costs in connection with the preparation and filing of such registration statement.

If We Are Required For Any Reason To Repay Our Outstanding Callable Secured Convertible Notes, We Would Be Required To Deplete Our Working Capital, If Available, Or Raise Additional Funds. Our Failure to Repay the Callable Secured Convertible Notes, If Required, Could Result In Legal Action Against Us, Which Could Require The Sale Of Substantial Assets.

In March 2005, we entered into a financing arrangement involving the sale of an aggregate of $3,000,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 6,000,000 shares of our common stock. The callable secured convertible notes are due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. We currently have $2,532,469.07 callable secured convertible notes outstanding with respect to this financing. In addition, we entered into subsequent financing arrangement involving the sale of an aggregate of $1,260,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 125,000,000 shares of our common stock. The callable secured convertible notes are due and payable, with 6% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. We are in default of interest payment obligations and we are accruing interest at the annual default rate of interest of 15%. The note holders have the right to deliver to us a written notice of default. In the event that the default is not cured within ten days of notice, the callable secured convertible notes shall become immediately due and payable at an amount equal to 130% of the outstanding principal plus amounts due for accrued interest and penalty provisions. We have not received a written notice of default. If we are served with a default notice, we expect that we would be unable to repay the notes when required. The note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

Evaluation of Disclosure Controls and Procedures

As of February 28, 2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of August 31, 2006 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including the Chief Executive Officer and Chief Financial Officer, respectively also conducted an evaluation of our internal controls over financial reporting to determine whether any changes occurred during the six months ended August 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the preparation of our financial statements as of and for the period ended August 31, 2006, we concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, we initiated the changes in internal control also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Deficiencies and Corrective Actions Relating to Our Internal Controls over Financial Reporting and Disclosure Controls and Procedures

During the course of the preparation of our August 31, 2006 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of revenue recognition and inventory accounting. Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

In order to review the financial condition and prepare the financial disclosures in this document, the Company’s internal personnel have done detailed validation work with respect to all consolidated balance sheet account balances to substantiate the financial information that is contained in this Form 10-QSB. Additional analysis was performed on consolidated income statement amounts and compared to prior period (both year over year and consecutive period) amounts for reasonableness. Management is in the process of implementing a more effective system of controls, procedures and other changes in the areas of revenue recognition and inventory accounting to insure that information required to be disclosed in this quarterly report on Form 10-QSB has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and has developed procedures to address them to the extent possible given limitations in financial and manpower resources. Our internal controls depend on an effective integration of our records with the activity reporting systems of certain third party service providers, including our fulfillment service providers and our credit card processors. When we engage a new fulfillment service provider or credit card processor, as we did during the six months ended August 31, 2006, we need to integrate our records with their activity reporting systems. Among the changes being implemented are:

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

During the quarter ended August 31, 2006, we continued implementing procedures to effectively integrate our recordkeeping with the activity reporting systems of third party service providers. We are reviewing the management information reporting that the third parties provide to us regarding product receipts and shipments, customer billings and credit card reserves in order to integrate that information with our recordkeeping systems in a timely and accurate manner. We are continuing the implementation and will be required to integrate with other third party service providers when they are engaged.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, the Registrant may be involved in legal proceedings from time to time. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

On July 7, 2006, IGIA was served with a Summons and Complaint filed in Los Angeles County Superior Court, Los Angeles, California by a major carrier. The Complaint seeks payment by IGIA of $783,344.86 plus $195,836.22 of collection costs and an unspecified amount of interest thereon as compensation for the breach of a contract between the major carrier and Brass Logistics, LLP. The Complaint alleges that Brass Logistics, LLP shipped packages using the services of the major carrier and failed to pay for the services. The Complaint further alleges that shipments contained products sold by IGIA and therefore benefited IGIA. IGIA believes that it has adequately reflected in its consolidated financial statements as of August 31, 2006, the liability for fulfillment services rendered by Brass Logistics, LLP that are the subject of the Complaint. IGIA has retained counsel in California, and has filed an answer. Discovery is ongoing and IGIA intends to vigorously defend this action.

On September 22, 2006, an adversary proceeding was filed in the U.S. Bankruptcy Court, Eastern District of New York by H.Y. Applied under Data Services, Inc (a debtor in possession) against Shopflash, Inc. & Tactica International asserting for fulfillment services, allegedly provided for the two companies, both of which are wholly owned subsidiaries of IGIA. The claim against Tactica is for $1,660.57, the claim against Shopflash is for $54,661.80 both claims are questioned, significant counter claims may exist. The claims are currently under review.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(1) To obtain funding for the purpose of payment of general corporate and operating expenses, including the payment of auditor and legal fees, the Company entered into a Securities Purchase Agreement with the Investors on June 7, 2006 and July 27, 2006 for the sale of (i) $1,260,000 in Callable Secured Convertible Notes and (ii) stock purchase warrants to buy 125,000,000 shares of our common stock. On June 7, 2006 and July 27, 2006, the Investors purchased the $1,260,000 in Notes and received Warrants to purchase an aggregate of 125,000,000 shares of our common stock.

The Notes bear interest at 6%, mature three years from the date of issuance, and are convertible into our common stock, at the Investors' option, at a conversion price equal to the lower of (i) $0.04 or (ii) 25% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date. As of October 18, 2006, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $0.0044 and, therefore, the conversion price for the Callable Secured Convertible Notes was $0.0011. Based on this conversion price, the $1,260,000 Notes, excluding interest, were convertible into 1,145,454,545 shares of our common stock.

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

(2) On June 27, 2006, IGIA issued 25,855,514 shares of common stock for the conversion of 258,555.14 shares of IGIA Series E convertible preferred stock in accordance with the 100 to 1 conversion ratio. Mr. Sivan and Mr. Ramchandani each held 71,012.50 shares of Series E preferred stock and each received 7,101,250 common shares for the conversion.

(3) On October 4, 2006, IGIA converted $52,000 of interest due (based on a closing price of $0.0052) on promissory notes issued to Avi Sivan, our Chief Executive Officer, and Prem Ramchandani, our President, into an aggregate of 10,000,000 shares of common stock.

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Total Number of
			Shares (or Units)	Maximum Number (or Approximate
	Total Number of		Purchased as Part	Dollar Value) of Shares (or Units) that
	Shares (or Units)	Average Price Paid	of Publicly Announced	May Yet Be Purchased Under
Period	Purchased	per Share (or Unit)	Plans of Programs (1)	The Plans or Programs (1)
06/01/06 - 06/30/06	—	$—	—	$—
07/01/06 - 07/31/06	—	—	—	—
08/01/06 - 08/31/06	—	—	—	—

(1) We have not entered into any plans or programs under which we may repurchase its common stock.

Item 3. Defaults upon Senior Securities.

We are in default of interest payment obligations on $2,604,636 in remaining principal outstanding against our $3,000,000 Callable Secured Convertible Notes. Interest accrues at 8% per annum and is payable quarterly following prepayment of the first six months interest due. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into our common stock, at the investors' option. To date, the investors have opted to only convert principal and we have not made quarterly interest payments, therefore we are accruing interest at a default rate of 15% per annum.

We are also in default of interest payment obligations on the $760,000 Callable Secured Convertible Notes issued on June 7, 2006. Interest accrues at 6% per annum and is payable quarterly. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into our common stock, at the investors' option. To date, the investors have not opted to convert any principal or interest and we have not made the first quarterly interest payment that was due on September 7, 2006. Interest on the $760,000 Callable Secured Convertible Notes accrues at a default rate of 15% per annum.

We expect to be in default of interest payment obligations on the $500,000 Callable Secured Convertible Notes issued on July 27, 2006. Interest accrues at 6% per annum and is payable quarterly. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into our common stock, at the investors' option. To date, the investors have not opted to convert any principal or interest and we do not expect to pay the first quarterly interest payment that is due October 27, 2006. Interest on the $500,000 Callable Secured Convertible Notes accrues at a default rate of 15% per annum.

The investors have the right under the Callable Secured Convertible Notes to deliver to us a written notice of default. In the event that a default is not cured within ten days of notice, the Callable Secured Convertible Notes shall become immediately due and payable at an amount equal to 130% of outstanding principal plus amounts due for accrued interest and penalty provisions. We have not received a written notice of default.

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

IGIA, Inc.

Date: October 23, 2006	/s/ Avi Sivan
Chief Executive Officer