Form 10QSB
period 2006-11-30
IGIA, Inc.
filed 2007-01-22
CIK 919603

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

Commission file number 000-23506

IGIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0601498
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of January 17, 2007, the Registrant had 265,714,177 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Quarterly Report on Form 10-QSB for the

Quarterly Period Ended November 30, 2006

Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheet as of November 30, 2006:	2
Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended November 30, 2006 and 2005:	3
Condensed Consolidated Statement of Changes in Deficiency in Stockholders’ Equity for the Twenty One Months Ended November 30, 2006:	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended November 30, 2006 and 2005:	5
Notes to Condensed Consolidated Financial Statements November 30, 2006:	6-23
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-38
Item 3. Controls and Procedures	38-40
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	40
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3. Defaults upon Senior Securities	41-42
Item 4. Submission of matters to a vote of security holders	42
Item 5. Other information	42
Item 6. Exhibits	42
Signatures	43
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

IGIA, INC.
(Formerly Tactica International, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

November 30,
2006
ASSETS
CURRENT ASSETS:
Cash	$102,480
Accounts receivable, net of allowance for doubtful accounts of $114,930	49,016
Inventories	101,293
Other prepayments	295,461
Other current assets	13,399
Total current assets	561,649
Security deposits	108,280
Property and equipment, net of accumulated depreciation of $465,518	133,182
Total Assets	$803,111

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,888,603
Accounts payable - related party	2,624,862
Accrued expenses	2,691,030
Customer deposits	108,928
Loans payable	269,426
Notes payable - related parties	1,898,535
Callable secured convertible notes	1,320,978
Derivative liability related to callable secured convertible notes	8,426,692
Total current liabilities	22,229,054

LONG TERM LIABILITIES:
Loan payable - long term portion	40,778
Warrant liability related to callable secured convertible notes	470,596
Total long term liabilities	511,374
TOTAL LIABILITIES	22,740,428
Commitments and contingencies

DEFICIENCY IN STOCKHOLDERS’ EQUITY:
Preferred stock, Series E, par value $0.001 per share; 3,019 shares issued and outstanding	3
Preferred stock, Series G, par value $0.001 per share; 50,000 shares issued and outstanding	50
Common stock, par value $ 0.001 per share; 221,714,177 shares issued and outstanding	221,714
Common stock subscription	2,518
Additional paid -in- capital	14,549,162
Accumulated deficit	(36,710,764)
Total Deficiency in Stockholders’ Equity	(21,937,317)
Total Liabilities and Deficiency in Stockholders’ Equity	$803,111

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.
(Formerly Tactica International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2006	2005	2006	2005
		As Restated - Note-K		As Restated - Note-K
REVENUES:
Net sales	$185,025	$7,921,688	$5,904,991	$20,658,723
Cost of sales	50,570	2,074,846	1,547,787	5,762,245
Cost of sales - related party	-	26,173	-	59,131
Gross profit	134,455	5,820,669	4,357,204	14,837,347

OPERATING EXPENSES:
Media advertising	24,173	2,962,797	4,079,507	7,398,226
Other selling, general and administrative	730,255	2,681,790	5,680,569	6,740,684
Other selling, general and administrative - related party	-	1,648,206	-	3,741,072
Total operating expenses	754,428	7,292,793	9,760,076	17,879,982
LOSS FROM OPERATIONS	(619,973)	(1,472,124)	(5,402,872)	(3,042,635)

OTHER INCOME (EXPENSES):
Interest expense, net	(633,543)	(200,476)	(1,733,538)	(619,716)
Unrealized gain (loss) on adjustment of derivative and warrant
liability to fair value of underlying securities	144,088	(3,611,005)	1,682,738	(2,425,601)
Other	(3,295)	35	109,253	13,169
	(492,750)	(3,811,446)	58,453	(3,032,148)
LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(1,112,723)	(5,283,570)	(5,344,419)	(6,074,783)

REORGANIZATION ITEMS:
Gain on extinquishment of bankruptcy debts	-	-	14,008,772	-
Professional fees	-	(469,762)	-	(1,477,896)
	-	(469,762)	14,008,772	(1,477,896)
INCOME (LOSS) BEFORE INCOME TAXES	(1,112,723)	(5,753,332)	8,664,353	(7,552,679)
Income taxes benefit	-	-	-	-
NET INCOME (LOSS)	$(1,112,723)	$(5,753,332)	$8,664,353	$(7,552,679)
Net income (loss) per common share - basic	$(0.01)	$(0.13)	$0.08	$(0.17)
Net income (loss) per common share - fully diluted	$(0.01)	$(0.13)	$0.08	$(0.17)
Weighted average common shares outstanding - basic	198,951,091	44,160,333	111,597,874	44,160,333
Weighted average common shares outstanding - fully diluted	198,951,091	44,160,333	See Note A	44,160,333

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$17,129	$11,235	$107,341
Cash paid for taxes	$-	$-	$-	$-

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.
(Formerly Tactica International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Series E Preferred Stock		Series G Preferred Stock		Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Deficiency in Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Subscription	Capital	Deficit	Equity
Balance at March 1, 2005	261,574	$262	-	$-	18,002,933	$18,003	-	$13,942,910	$(28,216,380)	$(14,255,205)

Conversion of Callable Secured Convertible Notes					7,560,000	7,560		92,263		99,823

Issuance of shares in exchange for services rendered					1,000,000	1,000		119,000		120,000

Issuance of preferred shares			50,000	50				1,450		1,500

Net loss									(17,158,737)	(17,158,737)

Balance at March 1, 2006	261,574	$262	50,000	$50	26,562,933	$26,563	$-	$14,155,623	$(45,375,117)	$(31,192,619)

Conversion of Callable Secured Convertible Notes					144,483,500	144,484		259,409		403,893

Issuance of Common stock in connection with bankruptcy settlement					3,037,230	3,037	2,518	83,326		88,881

Issuance of shares in exchange for services rendered					1,775,000	1,775		7,810		9,585

Fair value of options granted								1,590		1,590

Issuance of shares as payment for interest on loans					20,000,000	20,000		67,000		87,000

Conversion of Series E perferred stock	(258,555)	(259)			25,855,514	25,855		(25,596)		-

Net income									8,664,353	8,664,353

Balance at November 30, 2006	3,019	$3	50,000	$50	221,714,177	$221,714	$2,518	$14,549,162	$(36,710,764)	$(21,937,317)

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.
(Formerly Tactica International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended November 30,
	2006	2005
		As Restated - Note-K
Net cash used in operating activities	$(2,199,496)	$(1,735,453)
Net cash used in investing activities	(31,941)	(29,294)
Net cash provided by financing activities	2,326,030	1,790,009
Net increase in cash	94,593	25,262
Cash and cash equivalents at beginning of period	7,887	2,160
Cash and cash equivalents at end of period	$102,480	$27,422

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ending February 28, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated February 28, 2006 audited financial statements and footnotes thereto.

The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiaries, Tactica International, Inc. ("Tactica"), Kleenfast, Inc. and Shopflash, Inc. ("Shopflash"). The Registrant formed its Kleenfast, Inc. subsidiary on January 17, 2006 and started its operations during the nine-month period ended November 30, 2006. All significant inter-company transactions and balances have been eliminated in consolidation.

Chapter 11 Reorganization

On October 21, 2004, Tactica, our principal subsidiary, filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). IGIA did not seek bankruptcy protection.

On October 25, 2004, the Court approved, on an interim basis, a Stipulation and Consent Order (the “Stipulation”) with Innotrac Corporation (“Innotrac”), Tactica’s provider of inventory warehousing and customer order fulfillment services (a copy of the Stipulation and the Order approving the Stipulation on an interim basis are filed by IGIA as an exhibit to the Form 8-K for October 21, 2004). Following the interim approval of the Stipulation by the Court on October 25, 2004, Innotrac processed, packed and released Tactica's inventory for fulfillment of customer orders.

On June 23, 2005, the Bankruptcy Court issued the Innotrac Settlement, under which Innotrac has taken the inventory in exchange for full satisfaction of Tactica’s liability to Innotrac that was fixed at $3,000,000. Accordingly, the accompanying condensed unaudited consolidated balance sheet as of November 30, 2006 excludes the inventory and liabilities associated with the Innotrac Settlement.

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

On January 13, 2006, the Bankruptcy Court issued a confirmation order approving the Revised First Amended Plan of Reorganization Proposed by Tactica and IGIA (the “Plan”) that provided for Tactica’s exit from bankruptcy. On March 28, 2006, a Notice of Effective Date of the Plan was filed with the Bankruptcy Court. Upon being declared effective, the Plan eliminated $14,872,653 of Tactica’s pre-petition liabilities. The plan called for Tactica's pre-petition creditors to receive distributions of the following assets: (i) $2,175,000 cash paid by Tactica’s former shareholders; (ii) $700,000 cash paid by Tactica; (iii) $75,000 cash paid by IGIA, Tactica, and the Board Members; (iv) up to $275,000 cash paid by Innotrac; (v) the rights and proceeds in connection with avoidance and other actions including uncollected pre-petition invoices payable by a Tactica customer; and (vi) 5,555,033 newly issued shares of IGIA common stock that was in number equal to 10% of the outstanding shares of common stock as of the Plan’s effective date and is exempted from the registration requirements of Section 5 of the Securities Act of 1933, as amended and State registration requirements by virtue of Section 1145 of the Bankruptcy Code and applicable non-bankruptcy law. Certain Tactica post-petition creditors have submitted claims to the Bankruptcy Court for post-petition administrative expenses. Tactica is reviewing the administrative expense claims to determine whether to seek possible settlements and payment schedules or a resolution by the Bankruptcy Court.

As a result of the Company exiting bankruptcy, the Company recorded a gain on extinguishment of debt of $14,008,772 for the nine months ended November 30, 2006.

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

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of March 1, 2006. The Consolidated Financial statements as of and for nine months ended November 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). The Company did not recognize any stock based compensation expense under SFAS 123 (R) for the nine months ended November 30, 2006. Pro forma stock based compensation was $0 for the nine months ended November 30, 2005.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

Aggregate intrinsic value of options outstanding and options exercisable at November 30, 2006 and 2005 was $0 and $0, respectively. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.0026 as of November 30, 2006, and the exercise price multiplied by the number of options outstanding.

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

Nine months Ended
November 30, 2005
Net loss - as reported	$(7,552,679)
Add: Stock-based employee compensation expense included in reported loss	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all rewards	—
Net loss - pro forma	$(7,552,679)
Basic & diluted loss per share - as reported	$(0.17)
Basic & diluted loss per share - pro forma	$(0.17)

Net Income (loss) Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). For the nine months ended November 30, 2006 and for the three months ended November 30, 2005, common stock equivalents derived from shares issuable in conversion of the Callable Secured Convertible Notes are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Recent Accounting Pronoucements

In March 2006, the Financial Accounting Standards Board (the "FASB") issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for uncertainty in Income Taxes". FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, "Accounting for Contingencies". FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet evaluated the impact of adopting FIN 48 on the consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006, the FASB issued its Statement of Financial Accounting Standards 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

Reclassification

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

NOTE B - ACCOUNTS RECEIVABLE

As of November 30, 2006, the Company has gross accounts receivables of $163,946, which includes a $158,219 credit card holdback by the merchant banks that process payments due for product sales. Such holdback accounts are based on the dollar amount of sales and are designed to allow the Company to receive the holdback cash, including interest for the Company, after customer refunds and chargebacks are cleared. As of November 30, 2006, the Company recorded an allowance for doubtful accounts of $114,930.

NOTE C - INVENTORY

Inventories consist primarily of finished products held in public warehouses that are stated at the lower of cost or market, determined on a FIFO (first-in, first-out) basis. A product’s cost is comprised of the amount that the Company pays its manufacturer for product, tariffs and duties associated with transporting product across national borders and freight costs associated with transporting the product from the Company’s manufacturers to the Company’s warehouse locations.

NOTE D - LOANS PAYABLE

On April 4, 2006, the Company entered into a loan agreement to borrow up to $250,000 for purchases of products. Advances under the loan agreement are charged with a 4% service fee and begin to bear interest at a rate of 25% per annum after unpaid advances are outstanding 30 days from the date of the advance. On November 10, 2006, the Company converted $35,000 of interest and fees due (based on a closing price of $0.0035) on borrowings into 10,000,000 shares of common stock. As of November 30, 2006, the balance due on this loan is $262,155, including interest.

In July 2006, the Company financed the purchase of a new automobile for $49,469 and traded in its old automobile. The loan bears interest at 8.84% per annum and is payable in 72 equal installments of $888 per month.

A summary of loans payable at November 30, 2006 is as follows:

Loan payable, including unpaid interest - 4% service fee for each advance, 25% per annum for unpaid advances outstanding for 30 days	$262,155
Bank loan - 8.84% per annum, 69 monthly principal and interest payments of $888	61,256
less: interest on bank loan	(13,207)
Total	310,204
Less: current portion	(269,426)
Loan payable - long term portion	$40,778

NOTE E- CALLABLE SECURED CONVERTIBLE NOTES

A summary of Callable Secured Convertible Notes at November 30, 2006 is as follows:

Callable Secured Convertible Notes issued on March 24, 2005; 15% per annum based upon a default rate of interest; due three years from the dates of issuance; Noteholder has the option to convert unpaid note principal of the Company’s common stock at the lower of (i) $0.04 or (ii) 50% of the average of the three lowest intra-day trading prices for the common stock on a principal market for the 20 trading days before, but not including, the conversion date. The Company granted the noteholder a security interest in substantially all of the Company’s assets and intellectual property and registration rights.
$1,130,329

Callable Secured Convertible Notes issued on June 7, 2006; 15% per annum based upon a default rate of interest; due three years from the date of issuance; Noteholder has the option to convert unpaid note principal of the Company’s common stock at the lower of (i) $0.04 or (ii) 25% of the average of the three lowest intra-day trading prices for the common stock on a principal market for the 20 trading days before, but not including, the conversion date. The Company granted the noteholder a security interest in substantially all of the Company’s assets and intellectual property and registration rights.
122,155

Callable Secured Convertible Notes issued on July 27, 2006; 15% per annum based upon a default rate of interest; due three years from the date of issuance; Noteholder has the option to convert unpaid note principal of the Company’s common stock at the lower of (i) $0.04 or (ii) 25% of the average of the three lowest intra-day trading prices for the common stock on a principal market for the 20 trading days before, but not including, the conversion date. The Company granted the noteholder a security interest in substantially all of the Company’s assets and intellectual property and registration rights.
57,535

Callable Secured Convertible Notes issued on November 6, 2006; 15% per annum based upon a default rate of interest; due three years from the date of issuance; Noteholder has the option to convert unpaid note principal of the Company’s common stock at the lower of (i) $0.04 or (ii) 25% of the average of the three lowest intra-day trading prices for the common stock on a principal market for the 20 trading days before, but not including, the conversion date. The Company granted the noteholder a security interest in substantially all of the Company’s assets and intellectual property and registration rights.
10,959

Less: current portion	(1,320,978)
Callable Secured Convertible Note Payables - long term portion	$—

March 2005 Securities Purchase Agreement:

The Callable Secured Convertible Notes bear interest at a rate of 8% and are convertible into the Company's common stock, at the Investors' option, at the lower of (i) $0.04 or (ii) 50% of the average of the three lowest intra-day trading prices for the common stock on a principal market for the 20 trading days before, but not including, the conversion date. Interest is due and payable quarterly, except in any month in which the Company's trading price, as defined, is greater than $.03125. The full principal amount of the Callable Secured Convertible Notes is due upon default. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.03 per share. In addition, the conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants will be adjusted in the event that the Company issues common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the Selling Stockholders' position. The Selling Stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by the Investors and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, the Company has granted the Investors registration rights and a security interest in substantially all of the Company's assets and a security interest in its intellectual property.

As of November 30, 2006, the Company is in default of interest payment obligations on the $3,000,000 Callable Secured Convertible Notes. Interest accrues at 8% per annum and is payable quarterly following prepayment of the first nine months interest due. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into the Company’s common stock, at the investors' option. To date, the investors have opted to only convert principal and the Company has not made quarterly interest payments. Therefore the Company is accruing interest at a default rate of 15% per annum.

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

July 2006 Securities Purchase Agreement:

The Company entered into a Securities Purchase Agreement with four accredited investors on July 27, 2006 for the issuance of an aggregate of $500,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 75,000,000 shares of the Company's common stock. In exchange, the Company received net proceeds of $441,298.79 after deducting expenses of $58,701.21. The Convertible Notes accrue interest at 6 % per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.04 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, the conversion date. Interest is due and payable quarterly, except in any month in which the Company's trading price, as defined, is greater than $.00875. The full principal amount of the Callable Secured Convertible Notes is due upon default. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.009 per share. In addition, the conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants will be adjusted in the event that the Company issues common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the Selling Stockholders' position. The Selling Stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by the Investors and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, the Company has granted the Investors registration rights and a security interest in substantially all of the Company's assets and a security interest in its intellectual property.

The Company is in default of interest payment obligations on the $500,000 Callable Secured Convertible Notes issued on July 27, 2006. Interest accrues at 6% per annum and is payable quarterly. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into the Company's common stock, at the investors' option. To date, the investors have not opted to convert any principal or interest and the Company has not made the first quarterly interest payment that was due on October 27, 2006. Interest on the $500,000 Callable Secured Convertible Notes accrues at a default rate of 15% per annum.

November 2006 Securities Purchase Agreement:

The Company entered into a Securities Purchase Agreement with four accredited investors on November 6, 2006 for the issuance of an aggregate of $500,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 50,000,000 shares of the Company's common stock. In exchange, the Company received net proceeds of $475,000 after deducting expenses of $25,000. The Convertible Notes accrue interest at 6 % per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.04 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, the conversion date. Interest is due and payable quarterly, except in any month in which the Company's trading price, as defined, is greater than $.00875. The full principal amount of the Callable Secured Convertible Notes is due upon default. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.009 per share. In addition, the conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants will be adjusted in the event that the Company issues common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the Selling Stockholders' position. The Selling Stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by the Investors and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, the Company has granted the Investors registration rights and a security interest in substantially all of the Company's assets and a security interest in its intellectual property.

The Company expects to be in default of interest payment obligations on the $500,000 Callable Secured Convertible Notes issued on November 6, 2006. Interest accrues at 6% per annum and is payable quarterly. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into the Company’s common stock, at the investors’ option. To date, the investors have not opted to convert any principal or interest and the Company does not expect to pay the first quarterly interest payment that is due February 6, 2007. Interest on the $500,000 Callable Secured Convertible Notes accrues at a default rate of 15% per annum.

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

The accompanying financial statements comply with current requirements relating to warrants and embedded warrants as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

•	The Company allocated the proceeds received between convertible debt and the detachable warrants based upon the relative fair market values on the dates the proceeds were received.

•
Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase in the intrinsic value of the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at November 30, 2006.

•
The expense relating to the increase in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as an other income item in the form of an unrealized loss on adjustment of derivative and warranty liability to fair value.

•	Accreted principal of $1,320,978 as of November 30, 2006.

The following table summarizes the various components of the convertible debentures as of November 30, 2006:

Callable Secured Convertible Notes	$1,320,978
Warrant liability	470,596
Derivative liability	8,426,692
10,218,266
Cummulative adjustment of derivative and warrant liability to fair value	(503,717)

Cummulative unrealized loss related to conversion of the Callable Secured Convertible Notes to common shares charged to interest expense	(4,137,288)

Cummulative accretion of principal related to the Callable Secured Convertible Notes	(1,320,978)
Total Callable Secured Convertible Notes	$4,256,283

As a result of the decrease in the Company stock price, the Company recorded an unrealized gain on the adjustment of derivative and warrant liability to fair value of the underlying securities of $1,682,738 for the nine months ended November 30, 2006.

NOTE F- CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 shares of common stock and 1,000,000 shares of preferred stock, of which 261,574 have been designated Series E convertible preferred stock and 50,000 have been designated Series G preferred stock. As of November 30, 2006, the Company had issued and outstanding 221,714,177 shares of common stock, 3,019 shares of Series E convertible preferred stock and 50,000 shares of Series G preferred stock.

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

As of November 30, 2006, there were 50,000 shares of Series G preferred stock issued and outstanding. Current holders of Series G preferred stock (i) have general ratable rights to dividends from funds legally available therefore, when, as and if declared by the Board of Directors; (ii) are entitled to share ratably in all assets available for distribution to stockholders upon liquidation, dissolution or winding up of the Company's affairs; (iii) do not have preemptive, subscription or conversion rights, nor are there any redemption or sinking fund provisions applicable thereto; and (iv) are entitled to 10,000 votes per share on all matters on which stockholders may vote at all stockholder meetings. The preferred stock does not have cumulative voting rights.

On June 27, 2006, IGIA issued 25,855,514 shares of common stock for the conversion of 258,555.14 shares of IGIA Series E convertible preferred stock in accordance with the 100 to 1 conversion ratio. Mr. Sivan and Mr. Ramchandani each held 71,012.50 shares of Series E preferred stock and each received 7,101,250 common shares for the conversion.

On September 7, 2006, the Company issued 1,775,000 shares of common stock to two consultants in exchange for legal services pursuant to compensation agreements dated August 7, 2006. The shares were valued at $9,585 (based on a closing price of $0.0054).

On October 4, 2006, the Company converted $52,000 of interest due (based on a closing price of $0.0052) on promissory notes issued the Chief Executive Officer and President of the Company, into an aggregate of 10,000,000 shares of common stock.

On November 10, 2006, IGIA converted $35,000 of interest due (based on a closing price of $0.0035) on borrowings, pursuant to the Company’s April 4, 2006 loan agreement, into 10,000,000 shares of common stock.

Warrants

As of November 30, 2006, there were outstanding warrants to purchase 6,000,000 shares of common stock at $.03 per share that are exercisable within a five-year period ending March 23, 2010 through April 19, 2010 and outstanding warrants to purchase 175,000,000 shares of common stock at $.09 per share that are exercisable within a seven-year period ending June 7, 2013 through November 5, 2013.

Non-Employee Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of November 30, 2006:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.03	6,000,000	3.59	$0.03	6,000,000	$0.03
$ 0.09	50,000,000	6.52	$0.09	50,000,000	$0.09
$ 0.09	75,000,000	6.66	$0.09	75,000,000	$0.09
$ 0.09	50,000,000	6.94	$0.09	50,000,000	$0.09
	181,000,000	6.60	$0.09	181,000,000	$0.09

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 1, 2006	6,100,000	$.05
Granted	175,000,000.09
Canceled or expired	(100,000)	1.00
Exercised	—	—
Outstanding at November 30, 2006	181,000,000	$.09

Warrants issued to non-employees did not result in any charge to operations. The significant assumptions used to determine the fair values, using a Black-Scholes option pricing model are as follows:

Warrants issued in conjunction with the securities purchase agreement dated March 2005:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.00%
Expected stock price volatility	71%
Expected dividend payout	—
Expected warrant life-years (a)	5.00

(a) The expected option life is based on contractual expiration dates.

Warrants issued in conjunction with the securities purchase agreement dated June 2006:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.98%
Expected stock price volatility	353%
Expected dividend payout	—
Expected warrant life-years (a)	7.00

(a) The expected option life is based on contractual expiration dates.

Warrants issued in conjunction with the securities purchase agreement dated July 2006:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	5.10%
Expected stock price volatility	403%
Expected dividend payout	—
Expected warrant life-years (a)	7.00

(a) The expected option life is based on contractual expiration dates.

Warrants issued in conjunction with the securities purchase agreement dated November 2006:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.69%
Expected stock price volatility	414%
Expected dividend payout	—
Expected warrant life-years (a)	7.00

(a) The expected option life is based on contractual expiration dates.

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees, directors and consultants of the Company under a non-qualified employee stock option plan.

	Options Outstanding			Options Excercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$ 0.02	720,000	4.25	$0.02	720,000	$0.02
$ 0.006	300,000	4.75	$0.006	300,000	$0.006
	1,020,000	4.39	$0.02	1,020,000	$0.02

A summary of the Company's stock option activity and related information is as follows:

		Weighted
		Average
	Number of	Price Per
	Shares	Share
Outstanding at February 28, 2006	1,275,000	$0.02
Granted	300,000	0.006
Canceled or expired		-
Forfeited	(555,000)	0.02
Outstanding at November 30, 2006	1,020,000	$0.02

For the year ended February 28, 2006:
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.55%
Expected stock price volatility	280%
Expected dividend payout	—
Expected option life-years (a)	5.00

(a) The expected option life is based on contractual expiration dates.

For the stock options granted September 1, 2006:
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.68%
Expected stock price volatility	412%
Expected dividend payout	—
Expected option life-years (a)	5.00

(a) The expected option life is based on contractual expiration dates.

NOTE G- CASH FLOWS

The following are non-cash transactions for the nine months ended November 30, 2006:

The Company recognized non-cash gains from the settlement of bankruptcy debts totaling $14,008,772. In connection with the settlement, the Company issued 3,037,230 shares of its common stock and is obligated to issue an additional 2,517,803 shares as required by the Plan.

Holders of the Callable Secured Convertible Notes dated March 23, 2005 exercised a series of partial conversions and were issued 144,483,500 shares of common stock at a conversion price averaging approximately $.0028 per share.

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

On September 1, 2006, the Company granted options under the stock option plan to purchase 300,000 shares of the Company’s common stock in exchange for services to be rendered in the future. The options are fully vested and expire five years from the date of grant and are exercisable at $.006 per share.

On September 7, 2006, the Company issued 1,775,000 shares of common stock to two consultants in exchange for legal services pursuant to compensation agreements dated August 7, 2006. The shares were valued at $9,585 (based on a closing price of $0.0054).

On October 4, 2006, the Company converted $52,000 of interest due (based on a closing price of $0.0052) on promissory notes issued the Chief Executive Officer and President of the Company, into an aggregate of 10,000,000 shares of common stock.

On November 10, 2006, IGIA converted $35,000 of interest due (based on a closing price of $0.0035) on borrowings, pursuant to the Company’s April 4, 2006 loan agreement, into 10,000,000 shares of common stock.

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

NOTE H- RELATED PARTY TRANSACTIONS

The Company has $2,624,862 in accounts payable to Brass Logistics LLC, a provider of inventory warehousing and customer order fulfillment services. Mr. Sivan, Mr. Ramchandani and a shareholder have an ownership interest in Brass Logistics LLC. The Company purchased $0 and $3,800,203 in services from Brass Logistics LLC in the nine month period ended November 30, 2006 and 2005, respectively. Fees and costs under the June 14, 2004 agreement fluctuate based upon the amount of orders placed and fulfilled. The contract provides for the provision of services for an indefinite term.

From time to time, Mr. Sivan and Mr. Ramchandani have paid certain advertising expenses on behalf of the Company and have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 8% per annum. On October 4, 2006, the Company converted $52,000 of interest due (based on a closing price of $0.0052) on the notes into an aggregate of 10,000,000 shares of common stock. As of November 30, 2006, the balance due to Mr. Sivan and Mr. Ramchandani collectively was $1,268,559, including accrued interest, and is included in Notes Payable - related parties.

On December 8, 2004, Tactica entered into a Credit Agreement with Tactica Funding 1, LLC ("Tactica Funding"). Mr. Sivan is a member and Mr. Ramchandani is a manager and a member of Tactica Funding. Under the Credit Agreement, Tactica Funding agreed to provide Tactica with a secured loan of up to an aggregate principal amount of $300,000 (the "Loan"), to provide funds for Tactica's continued ordinary course of operations and working capital needs, as evidenced by a promissory note. The Loan bears interest at a rate of 9% per annum and is payable monthly. Notwithstanding the foregoing, the Loan bears a default rate of interest of 12% per annum. As security for the Loan, Tactica granted to Tactica Funding a first priority security interest in substantially all of the assets of Tactica, except as to permitted liens for which the Tactica Funding security interest is junior and subordinate, including the Callable Secured Convertible Notes and certain carve out expenses that Tactica incured for professional fees and other bankruptcy case matters. As of November 30, 2006, the Company owed $300,000 of note principal and unpaid interest of $28,548, which is included in Notes Payable - related parties.

On March 13, 2006, APA International LLC advanced $250,000 to the Company for working capital purposes in the form of an unsecured promissory note, accruing interest at 8% per annum. As of November 30, 2006, the balance due to APA International LLC was $301,428, including accrued interest, and is included in Notes Payable - related parties. Mr. Sivan, Mr. Ramchandani and a shareholder own APA International LLC

On March 31, 2005, the Company issued 25,000 shares of Series G preferred stock to each of Avi Sivan, the Chief Executive Officer of the Company, and Prem Ramchandani, the President of the Company. The Series G preferred stock was issued to Mr. Sivan and Mr. Ramchandani in consideration of the fact that in connection with the recent financing obtained by the Company, Mr. Sivan and Mr. Ramchandani agreed to pledge all of their equity ownership in the Company to secure the obligations of the Company. Without such pledge of equity, including a pledge of the Series G preferred stock by Mr. Sivan and Mr. Ramchandani, the transaction would not have been consummated. The stated value of the Series G preferred stock at the time of issuance was $0.03 per share. As of November 30, 2006, there were 50,000 shares of Series G preferred stock issued and outstanding.

NOTE I- COMMITMENTS AND CONTINGENCIES

A civil complaint was filed on December 2, 2005 in the United States District Court Southern District of New York by Hughes Holdings, LLC, Global Asset Management, LLC, Allied International Fund, Inc., Robert DePalo, Gary Schonwald and Susan Heineman (the “DePalo parties”) as plaintiffs against Peter Zachariou, Fountainhead Investments, Inc., Accessible Development, Corp., Allan Carter, Chadel, Ltd., John D'Avanzo, Jason Fok, Tabacalera, Ltd., Terrence DeFranco, Altitude Group, LLC, Virginia Casadonte, (the “Diva parties”), Shai Bar Lavi and IGIA, Inc. and its officers and directors (the “IGIA parties”). The DePalo parties claim for $279,480.60 plus costs, interest and punitive damages is alleged to have resulted from their holdings of securities issued by Diva Entertainment, Inc. and, subsequent to the Company's June 2004 reverse merger, those of IGIA, Inc. We believe the complaint against the Company and its officers and directors is without merit and we are mounting a vigorous defense, including a counterclaim against the plaintiffs. The Diva parties have filed an answer; counterclaim against the DePalo parties; and a cross-claim against certain of the IGIA parties seeking in excess of $2.3 million; disgorgement of any profits realized by the DePalo parties and punitive damages. The Company continues to believe that no damage claim against the IGIA parties is justifiable and therefore has not provided for any liability in its financial statements as of November 30, 2006.

On July 7, 2006, the Company was served with a Summons and Complaint filed in Los Angeles County Superior Court, Los Angeles, California by a major carrier. The Complaint seeks payment by the Company of $783,344.86 plus $195,836.22 of collection costs and an unspecified amount of interest thereon as compensation for the breach of a contract between the major carrier and Brass Logistics, LLP. The Complaint alleges that Brass Logistics, LLP shipped packages using the services of the major carrier and failed to pay for the services. The Complaint further alleges that shipments contained products sold by the Company and therefore benefited the Company. The Company believes that it has adequately reflected in its consolidated financial statements as of November 30, 2006, the liability for fulfillment services rendered by Brass Logistics, LLP that are the subject of the Complaint. The Company has retained counsel in California and has filed an answer. Discovery is ongoing and the Company intends to vigorously defend this action. A trial date has been set in August 2007.

On September 22, 2006, an adversary proceeding was filed in the U.S. Bankruptcy Court, Eastern District of New York by H.Y. Applied Inter Data Services, Inc (a debtor in possession) against Shopflash and Tactica asserting a claim for payment of fulfillment services, allegedly provided for the two companies, both of which are wholly owned subsidiaries of the Company. The claim against Tactica is for $1,661, the claim against Shopflash is for $54,662. Both claims are questioned and significant counter claims may exist. The claims are currently under review. In January 2007, the bankruptcy of H.Y. Applied Inter Data Services, Inc. was converted to a Chapter 7 proceeding with a court appointed trustee handling the matter.

As of November 30, 2006, the Company owes $762,022 in salaries that were incurred in accordance with employment agreements with management.

A civil complaint was filed on December 14, 2006 in the West Virginia Circuit Court of Kanawha County, West Virginia by the Attorney General of West Virginia as plaintiff against the Company and Prem Ramchandani. The plaintiff alleges that the Company charged customers for two vacuum cleaners, when such customers purchased a vacuum cleaner during a “buy one, get one free” offer, charged such customers in full, although they requested to make payments in three monthly installments, failed to deliver such vacuums within the advertised time frame and refused to provide customers with requested refunds. The plaintiff is seeking to void all sales of vacuum cleaners made in the State of West Virginia by the Company, provide customers with refunds and to pay the State of West Virginia a penalty of $5,000 for each violation by the Company. On January 10, 2007, the Company agreed to enter into a Consent Preliminary Injunction Order whereby it will not conduct any sales in West Virginia pending further order of the Court and it will provide a list of vacuum cleaner customers for the past four years. Nothing in the order constitutes an admission of the validity of the complaint. The Company believe the complaint against it and Prem Ramchandani is essentially without merit and it is mounting a vigorous defense.

On October 9, 2006, Klestadt & Winters, LLP, a Law Firm previously employed by the Company has commenced an action for legal fees allegedly earned in the total amount of $24,180. The action is pending in the Civil Court of the City of New York. IGIA believes that it has adequately reflected in its consolidated financial statements as of November 30, 2006, the liability for legal services rendered by Klestadt & Winters, LLP that are the subject of the Complaint. The company is engaged in settlement discussions with the plaintiff, and expects to resolve the matter shortly.

On November 26, 2006, Moore Wallace North America, Inc, the lessor of subleased premises formerly occupied by the company’s wholly owned subsidiary, Tactica International, Inc. has obtained a judgment against Tactica for $45,573, in the Civil Court of the City of New York, in connection with Tactica’s former occupancy of the premises located at 521 Fifth Avenue, New York, New York. IGIA believes that it has adequately reflected in its consolidated financial statements as of November 30, 2006, the liability for rent and occupancy costs in accordance with the sublease that are the subject of the Complaint. The company recognizes the need to resolve this matter, and intends to open discussions towards that end, in the near future.

 The Company is non-compliant with respect to payment of employee and employer payroll-related taxes. As of November 30, 2006, the estimated liability, which includes penalties and interest, is $140,483 and is included in accrued expenses.

The Company is in default of interest payment obligations on the $3,000,000 Callable Secured Convertible Notes issued on March 24, 2005. Interest accrues at 8% per annum and is payable quarterly. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into the Company’s common stock, at the investors’ option. To date, the investors have not opted to convert any interest and the Company has not made the first quarterly interest payment that was due on September 24, 2006. Interest on the $3,000,000 Callable Secured Convertible Notes accrues at a default rate of 15% per annum.

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

The Company is in default of interest payment obligations on the $500,000 Callable Secured Convertible Notes issued on July 27, 2006. Interest accrues at 6% per annum and is payable quarterly. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into the Company's common stock, at the investors' option. To date, the investors have not opted to convert any principal or interest and the Company does not expect to pay the first quarterly interest payment that is due October 27, 2006. Interest on the $500,000 Callable Secured Convertible Notes accrues at a default rate of 15% per annum.

The Company expects to be in default of interest payment obligations on the $500,000 Callable Secured Convertible Notes issued on November 6, 2006. Interest accrues at 6% per annum and is payable quarterly. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into the Company’s common stock, at the investors’ option. To date, the investors have not opted to convert any principal or interest and the Company does not expect to pay the first quarterly interest payment that is due February 6, 2006. Interest on the $500,000 Callable Secured Convertible Notes accrues at a default rate of 15% per annum.

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

NOTE J- SUBSEQUENT EVENTS

Subsequent to the date of the balance sheet, holders of the Callable Secured Convertible Notes dated March 23, 2005 exercised a series of partial conversions and were issued 2,000,000 shares of common stock at a conversion price averaging approximately $.00052 per share.

The Company filed two Form S-8 registration statements on December 15, 2006 and December 29, 2006 for issuance of a total of 62,000,000 shares of Company common stock. Pursuant to the registration statements, the Company issued 2,000,000 shares of its common stock January 4, 2007 for legal services, 8,000,000 shares to Avi Sivan, Chief Executive Officer and 8,000,000 shares to Prem Ramchandani, President, in accordance with Management Retention Agreements dated December 20, 2006, 20,000,000 shares for operating overhead services and 4,000,000 shares for consulting services.

On January 12, 2007, the Company’s prospectus to register 60,000,000 shares of common stock was declared effective. The Company registered 50,000,000 shares of common stock for issuance pursuant to $500,000 in Callable Secured Convertible Notes and 10,000,000 shares issued on October 4, 2006 as a conversion of $52,000 in interest due on promissory notes payable to Mr. Sivan and Mr. Ramchandani.

Klestadt & Winters, LLP, a Law Firm previously employed by the company has commenced an action for legal fees allegedly earned in the total amount of $24,180.41. The action is pending in the Civil Court of the City of New York. IGIA believes that it has adequately reflected in its consolidated financial statements as of November 30, 2006, the liability for legal services rendered by Klestadt & Winters, LLP that are the subject of the Complaint. The company is engaged in settlement discussions with the plaintiff, and expects to resolve the matter shortly.

A civil complaint was filed on December 14, 2006 in the West Virginia Circuit Court of Kanawha County, West Virginia by the Attorney General of West Virginia as plaintiff against the Company and Prem Ramchandani. The plaintiff alleges that the Compnay charged customers for two vacuum cleaners, when such customers purchased a vacuum cleaner during a “buy one, get one free” offer, charged such customers in full, although they requested to make payments in three monthly installments, failed to deliver such vacuums within the advertised time frame and refused to provide customers with requested refunds. The plaintiff is seeking to void all sales of vacuum cleaners made in the State of West Virginia by the Company, provide customers with refunds and to pay the State of West Virginia a penalty of $5,000 for each violation by the Company. On January 10, 2007, the Company agreed to enter into a Consent Preliminary Injunction Order whereby it will not conduct any sales in West Virginia pending further order of the Court and it will provide a list of vacuum cleaner customers for the past four years. Nothing in the order constitutes an admission of the validity of the complaint. The Company believes the complaint against it and Prem Ramchandani is essentially without merit and it is mounting a vigorous defense.

NOTE K - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

During 2006, it was determined that the correct application of accounting principles had not been applied, in the accounting for convertible debentures and detachable warrants (See NOTE E), in the previously issued interim consolidated financial statements as of November 30, 2005.

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

In accordance with Accounting Principles Board Opinion, Accounting Changes (APB 20), the necessary corrections to apply the accounting principles on the aforementioned transactions are reflected in the summary Statement of Operations, Balance Sheet, and Statement of Cash Flows as described below:

The effect on the Company’s previously issued interim November 30, 2005 financial statements is summarized below:

	November 30, 2005 financial statement balance prior to restatement	November 30, 2005 financial statement post restatement	Amount increase (decrease) in November 30, 2005 financial statements
Balance Sheet:
Derivative liability	$-0-	$4,000,000	$4,000,000
Warrant liability	-0-	425,601	425,601
Convertible debentures	491,954	433,790	(58,164)
Total liabilities	23,115,831	27,483,268	4,367,437
Additional paid in capital	15,944,360	13,944,360	(2,000,000)
Total stockholders’ deficit	(17,438,947)	(21,806,384)	4,367,437

Statement of Operations - three months
Loss on change in derivative and warrant liability	-0-	(3,611,005)	3,611,005
Interest expense	(197,356)	(200,476)	3,120
Loss before income taxes	(2,139,207)	(5,753,332)	3,614,125
Net Loss	(2,139,207)	(5,753,332)	3,614,125
Basic and fully diluted loss per share:	(0.05)	(0.13)	(0.08)

Statement of Operations - nine months:
Loss on change in derivative and warrant liability	-0-	(2,425,601)	2,425,601
Interest expense	(677,880)	(619,716)	(58,164)
Loss before income taxes	(5,185,242)	(7,552,679)	2,367,437
Net loss	(5,185,242)	(7,552,679)	2,367,437
Basic and fully diluted loss per share	(0.12)	(0.17)	(0.05)

Statement of Cash Flows - nine months:
Net cash used in operating activities	(1,735,453)	(1,735,453)	-0-
Net cash used in investing activities	(29,294)	(29,294)	-0-
Net cash provided by financing activities	$1,790,009	$1,790,009	-0-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006

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

Comparison of the Three and Nine Months Ended November 30, 2006 to the Three and Nine Months Ended November 30, 2005

Results of Operations

Revenue

We sell a variety of consumer products and home care products directly to individual customers and to retailers. We use direct response television advertising to promote sales. Our net sales for the three months ended November 30, 2006 were $185,025 compared to net sales of $7,921,688 for the three months ended November 30, 2005, a decrease of $7,736,663, or 97.7%. Our net sales for the nine months ended November 30, 2006 were $5,904,991, a decrease of $14,753,732, or 71.4%, compared to net sales of $20,658,723 for the nine months ended November 30, 2005.

The decrease in net sales for the three and nine month periods ended November 30, 2006 as compared to November 30, 2005 reflects the significant decreases in our direct response television advertising as a result of constraints from a lack of cash needed to purchase and ship product to customers in a timely and consistent manner and by disruptions to operations caused by changes in providers of services for customer order fulfillment and credit card processing. We began the nine-month period ended November 30, 2006 with negative working capital of $21.9 million and $7,877 in cash. We engaged Parcel Corporation of America (“PCA”) for customer order fulfillment and a media placement agent in connection with a houseware products sales campaign we initiated. Shortly after integrating our operating activities with PCA and launching the campaign, PCA advised us that the logistics company they used to ship our products went bankrupt and that PCA also was ceasing operations within two weeks. While getting established with a new service provider, we noted an unusually high level number of calls from customers concerned about their order status and PCA’s inability to effectively handle matters. In addition, our credit card merchant banks also noted an elevated level of customer inquires and chargeback requests. As a result, the credit card merchant banks increased the amount of cash they withheld from customer orders and placed in rolling reserves and they delayed releases of funds to us. As a result, we did not have sufficient cash to obtain all of the product needed to fulfill customer orders on hand which led to order cancellations.  To address similar issues we experienced after replacing PCA, we terminated the fulfillment services that two other vendors provided us, one of which filed for bankruptcy, and we consolidated our fulfillment activities with one service provider.

The direct response sales campaigns that used the credit terms provided by a media placement agent contributed the majority of our current fiscal year’s first and second quarter revenues. The media placement agent has demanded that we repay all amounts outstanding, which are approximately $2.0 million, and has acted to exercise contractual rights to assume control over the sales campaigns. As a result, we have discontinued participation in the two sales campaigns and did not generate third quarter revenues from them. We are focusing on selling our core personal care products. We currently have limited working capital and access to credit that we need to purchase television air time and products. Our direct response sales operation requires that we use cash to purchase, up to two weeks in advance, television advertising time to run our infomercials and to purchase, up to eight weeks in advance, products that we sell. Until such time as we obtain additional working capital and credit availability, we expect our purchases and direct response revenues to be substantially lower and comprised primarily of personal care products. We are also licensing our products for sale by other direct marketers in order to generate licensing revenue and continued brand exposure.

Our revenues for the nine months ended November 30, 2005 consisted primarily of sales of a vacuum cleaner under the Singer Lazer Storm brand name according to an April 2003 license agreement with The Singer Company, B.V. that was mutually terminated on September 29, 2005.

Gross Profit

Our gross profit was $134,455 for the three months ended November 30, 2006 versus our gross profit of $5,820,669 for the three months ended November 30, 2005, a decrease of $5,686,214. Our gross profit was $4,357,204 for the nine months ended November 30, 2006 versus our gross profit of $14,837,347 for the nine months ended November 30, 2005, a decrease of $10,480,143. The decrease in gross profit for the three and nine-month periods ended November 30, 2006 is the result of decreased revenue.

Our gross profit percentage for the quarter ended November 30, 2006 was 72.7%, as compared to 73.5% for the quarter ended November 30, 2005. Our gross profit percentage for nine months ended November 30, 2006 was 73.8%, as compared to 71.8% for the nine months ended November 30, 2005. Gross profit percentages for the three and nine month periods ended November 30, 2006 were relatively consistent with gross profit percentages realized in the comparable periods in the preceding year. Revenues and gross profits for the three and nine month periods ended November 30, 2006 and 2005 were derived from our direct response sales operation.

Operating expenses

Operating expenses for the three months ended November 30, 2006 were $754,428, a decrease of $6,538,365 from $7,292,793, or 89.7% as compared to the three months ended November 30, 2005. Operating expenses for the nine months ended November 30, 2006 were $9,760,076, a decrease of $8,119,906 from $17,879,982, or 45.4% as compared to the nine months ended November 30, 2005. For the three months ended November 30, 2006, operating expense was 407.7% of net sales as compared to 92.1% for the comparable period in 2005. For the nine months ended November 30, 2006, operating expense was 165.3% of net sales as compared to 86.5% for the comparable period in 2005. The decrease in the dollar amounts of operating expenses for the three and nine month periods ended November 30, 2006 is primarily the result of decreased media advertising and decreased customer order fulfillment services as a result of lower sales volume. In addition, as a result of lower revenues for the three and nine month periods ended November 30, 2006, our fixed operating and overhead expenses were a relatively greater percentage of revenue.

We decreased our media advertising spending in the three-month and nine-month periods ended November 30, 2006 by $2,938,624 and $3,318,719, respectively, as compared to similar periods in the prior fiscal year. We purchased less television air time as a result of constraints from a lack of cash needed to purchase and ship product to customers in a timely and consistent manner and due to disruptions to operations caused by changes in providers of services for customer order fulfillment and credit card processing.

We spent $3,599,741 or 83.1% less on other selling, general and administrative expenses, including related party, in the three months ended November 30, 2006 as compared to the three months ended November 30, 2005. We spent $4,801,187 or 45.8% less on other selling, general and administrative expenses, including related party, in the nine months ended November 30, 2006 as compared to the nine months ended November 30, 2005. Selling expenses associated with the volume of sales have decreased and we have also reduced the number of personnel on staff in response to the reduced level of activity.

Interest expense and other income / expense

We incurred net interest expense of $633,543 and $200,476 in three months ended November 30, 2006 and 2005, respectively, an increase of $433,067. We incurred net interest expense of $1,733,538 and $619,716 in nine months ended November 30, 2006 and 2005, respectively, an increase of $1,113,822. Interest expense for the nine months ended November 30, 2006 consisted primarily of $1,531,162 in coupon interest on the Notes, amortization of the discount related to the beneficial conversion feature and amortization of the related issue costs and $115,019 in interest on notes payable to related parties. The Notes Interest expense for the nine months ended November 30, 2005 consisted primarily of $539,681 in coupon interest on the Notes, amortization of the discount related to the beneficial conversion feature and amortization of the related issue costs, $56,120 in interest attributable to our former majority stockholder and $20,792 in interest on notes payable to related parties. Increased interest expense for the three and nine month periods ended November 30, 2006 is primarily attributable to the accretion on the Notes and our accruing interest on the Notes at a 15% per annum default rate of interest as compared to the 8% per annum stated rate for the $3,000,000 in Notes on which interest accrued during the three and nine month periods ended November 30, 2005. In addition, during the nine months ended November 30, 2006, we sold $1,760,000 of Notes, which has increased the amount of our interest bearing obligations.

Reorganization items

Pursuant to the March 28, 2006 Notice of Effective Date of the Plan that was filed with the Bankruptcy Court Tactica eliminated $14,872,653 of pre-petition liabilities and paid a total of $775,000 in cash to the creditors and 5,555,033 shares of IGIA common stock that were valued at $88,881 as of the Effective Date, thereby realizing a net gain of $14,008,772. In the three and nine month periods ended November 30, 2005, Tactica incurred professional fees of $469,762 and $1,477,896, respectively, in connection with its business restructuring and reorganization under chapter 11.

Net Income and Loss

Our net loss for the three months ended November 30, 2006 was $1,112,723 in contrast to net loss of $5,753,332 for the three months ended November 30, 2005. Our net income for the nine months ended November 30, 2006 was $8,664,353 in contrast to a net loss of $7,552,679 for the nine months ended November 30, 2005. Our net income for the nine months ended November 30, 2006 resulted primarily from the $1,682,738 unrealized gain on adjustment of derivative and warrant liability to the fair value of the IGIA securities underlying the Callable Secured Convertible Notes discussed above and $14,008,772 in income from extinguishment of pre-petition liabilities in connection with Tactica’s business restructuring and reorganization under chapter 11. The net loss for the nine-month period ended November 30, 2005 includes $2,425,601 unrealized loss on adjustment of derivative and warrant liability to the fair value of the IGIA securities underlying the Callable Secured Convertible Notes discussed above and $1,477,896 of net expenses incurred in connection with Tactica’s business restructuring and reorganization under chapter 11.

Our net loss per common share was ($0.01) (basic and diluted) for the three months ended November 30, 2006 as compared to our ($0.13) (basic and diluted) net loss per common share for the three months ended November 30, 2005. Our net income per common share was $0.08 (basic and diluted) for the nine months ended November 30, 2006 as compared to our ($0.17) net loss per common share (basic and diluted) for the nine months ended November 30, 2005.

The weighted average number of outstanding shares was 198,951,091 (basic and diluted) for the three-month period ended November 30, 2006 as compared to 44,160,333 (basic and diluted) for the three-month period ended November 30, 2005. The weighted average number of outstanding shares was 111,597,874 (basic and diluted) for the nine-month period ended November 30, 2006 as compared to 44,160,333 (basic and diluted) for the nine-month period ended November 30, 2005. For the three and nine months ended November 30, 2006 and 2005, common stock equivalents derived from shares issuable in conversion of the Callable Secured Convertible Notes and warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Liquidity and Capital Resources

Overview

As of November 30, 2006, we had a $21.7 million working capital deficit and negative net worth of $21.9 million. As of February 28, 2006, we had a $21.9 million working capital deficit and negative net worth of $31.2 million. Our cash position at November 30, 2006 was $102,480 as compared to $7,887 as of February 28, 2006.

For the nine months ended November 30, 2006, we generated a net cash flow deficit from operating activities of $2,199,496 consisting primarily of a net income of $8,664,353, adjusted primarily for total non-cash additions to net income of 15,201,999 and decreases in prepaid advertising of $884,134, accounts receivable of $639,183, other assets of $380,232, accounts payable and accrued expenses of $2,063,623. Our accounts receivable is comprised primarily of funds held aside by the credit card processor we use for processing customer payments of direct response sales. A substantial amount of cash from orders placed by customers and sales has been held back by the credit card merchant banks to establish rolling reserves for the customer payment processing they do for us. As a result, we did not have sufficient cash to obtain all of the products needed to fulfill customer orders on hand and pay for order fulfillment costs.

There was $31,941 and $29,294 of investing activities during the nine months ended November 30, 2006 and 2005, respectively that consisted primarily of office equipment purchases. We expect capital expenditures to continue to be nominal for fiscal 2007. These anticipated expenditures are for continued investments in property and equipment used in our business.

Cash provided by financing activities totaled $2,326,030 consisting mainly of proceeds from related party loans, the sales of our Callable Secured Convertible Notes and a $250,000 loan from a third party that was used to purchase product for sale.

Acquisition of Tactica

The June 11, 2004 reverse merger between us and Tactica gave us access to public markets for financing and enabled Tactica to convert approximately $3.6 million of accounts payable into Series E Convertible Preferred Stock. Despite the transaction with Helen of Troy Limited that eliminated approximately $17 million in secured debt owed by Tactica and our reverse merger, we were not able to raise sufficient additional working capital. As a result of the foregoing factors, Tactica did not have an available source of working capital to satisfy a demand by Innotrac Corporation (“Innotrac”), Tactica’s former provider of inventory warehousing and customer order fulfillment services, that Tactica immediately pay all amounts allegedly due to Innotrac and continue its normal operation of business.

Tactica’s Chapter 11 Reorganization

On January 13, 2006, the Bankruptcy Court issued a confirmation order approving the Revised First Amended Plan of Reorganization Proposed by Tactica and IGIA (the “Plan”) that provides for Tactica’s exit from bankruptcy. On March 28, 2006, a Notice of Effective Date of the Plan was filed with the Bankruptcy Court. Upon being declared effective, the Plan eliminated $14,872,653 of Tactica’s pre-petition liabilities. The plan calls for Tactica's pre-petition creditors to receive distributions of the following assets: (i) $2,175,000 cash paid by Tactica’s former shareholders; (ii) $700,000 cash paid by Tactica; (iii) $75,000 cash paid by IGIA, Tactica, and the Board Members; (iv) up to $275,000 cash paid by Innotrac; (v) the rights and proceeds in connection with avoidance and other actions including uncollected pre-petition invoices payable by a Tactica customer; and (vi) 5,555,033 newly issued shares of IGIA common stock that was in number equal to 10% of the outstanding shares of common stock as of the Plan’s effective date and is exempted from the registration requirements of Section 5 of the Securities Act of 1933, as amended and State registration requirements by virtue of Section 1145 of the Bankruptcy Code and applicable non-bankruptcy law. Certain Tactica post-petition creditors have submitted claims to the Bankruptcy Court for post-petition administrative expenses. Tactica is reviewing the administrative expense claims to determine whether to seek possible settlements and payment schedules or a resolution by the Bankruptcy Court.

Financings

To provide funds for Tactica’s continued ordinary course of operations and working capital needs, Tactica entered into a Credit Agreement with Tactica Funding 1, LLC (“Tactica Funding” and a related party) on December 8, 2004, under which Tactica Funding agreed to a debtor in possession loan up to an aggregate principal amount of $300,000 (the “Loan”). The Loan bears interest at a rate of 9% per annum. The entire principal was due and payable on November 30, 2006. As Security for the Loan, Tactica granted to Tactica Funding a first priority security interest in substantially all of the assets of Tactica, except as to permitted liens for which the Tactica Funding security interest is junior and subordinate, including certain carve out expenses that Tactica incurred for professional fees and other bankruptcy case matters. Mr. Sivan is a member and Mr. Ramchandani is a manager and a member of Tactica Funding 1, LLC. As of November 30, 2006, the Company owed $300,000 of note principal, which is included in Notes Payable - related parties, and unpaid interest of $28,548.

To obtain additional funding for the purpose of providing a loan to Tactica, in the form of debtor in possession financing and exit financing in the context of Tactica’s chapter 11 case and for general corporate and operating expenses, we entered into a Securities Purchase Agreements with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC on March 23, 2005, June 7, 2006, July 27, 2006 and November 6, 2006 for the sale of (i) $4,760,000 in callable secured convertible notes and (ii) warrants to buy 181,000,000 shares of our common stock. Our registration statement for 50,000,000 shares of common stock issuable pursuant to $500,000 in Callable Secured Convertible Notes was declared effective by the SEC on January 12, 2007. Our registration statement for the common stock issuable pursuant to $3,000,000 in Callable Secured Convertible Notes was declared effective by the SEC on December 22, 2005. We have received a total of approximately $4,377,000 in net proceeds after deducting approximately $383,000 of expenses and prepaid interest pursuant to the Securities Purchase Agreements. The funds from the sale of the Callable Secured Convertible Notes were used for business development purposes, working capital needs, pre-payment of interest, payment of consulting, accounting and legal fees, and borrowing repayment.

The $3,000,000 in Callable Secured Convertible Notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.04 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The $1,760,000 in Callable Secured Convertible Notes bear interest at 6%, mature three years from the date of issuance, and are convertible into our common stock, at the Investors' option, at a conversion price equal to the lower of (i) $0.04 or (ii) 25% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date. The full principal amount of the Callable Secured Convertible Notes is due upon default under the terms of secured convertible notes. The 6,000,000 in warrants are exercisable until five years from the date of issuance at a purchase price of $0.03 per share and the 175,000,000 in warrants are exercisable until seven years from the date of issuance at a purchase price of $0.009. In addition, the conversion price of the secured convertible notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the callable secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder’s position. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

From time to time, Mr. Sivan and Mr. Ramchandani have paid certain advertising expenses on our behalf and have advanced us funds for working capital purposes in the form of unsecured promissory notes, accruing interest at 8% per annum. As of November 30, 2006, the balance on promissory notes due to Mr. Sivan and Mr. Ramchandani collectively was $1,268,559, including accrued interest. On October 4, 2006, IGIA converted $52,000 of interest due (based on a closing price of $0.0052) on promissory notes issued to Avi Sivan, our Chief Executive Officer, and Prem Ramchandani, our President, into an aggregate of 10,000,000 shares of common stock. Our registration statement for the 10,000,000 shares of common stock issued to Mr. Sivan and Mr. Ramchandani was declared effective by the SEC on January 12, 2007. On March 13, 2006, APA International LLC advanced $250,000 to the Company for working capital purposes in the form of an unsecured promissory note, accruing interest at 8% per annum. As of November 30, 2006, the balance due to APA International LLC was $301,428, including accrued interest. Mr. Sivan, Mr. Ramchandani and a shareholder own APA International LLC.

In February 2006, Shopflash, Inc., our wholly owned subsidiary began working with a media placement agent for direct response sales campaigns regarding two household products that Shopflash, Inc. has sold. The media placement agent placed the Shopflash, Inc. advertisements on television and the Internet and provided additional campaign support that has allowed Shopflash, Inc. to further develop the campaigns. According to our agreement, the media placement agent receives fees and has a security interest in goods and proceeds related to the campaigns. The media placement agent has demanded that Shopflash, Inc. repay all amounts outstanding and has acted to exercise contractual rights to assume control over the sales campaigns. As a result, Shopflash, Inc. has discontinued its participation in the two sales campaigns and is in discussions with the media placement agent regarding further resolution of the outstanding issues, however on July 11, 2006, the media placement agent imposed a deadline of July 12, 2006 for negotiating a potential settlement offer by Shopflash that was then under discussion.  That deadline passed without concluding negotiations, however discussions are continuing.  We believe our liability to the media placement agent is adequately reflected in our consolidated financial statements. Our household product line contributed the majority of our revenues for the nine-month period ended November 30, 2006 and fiscal year ended February 28, 2006 and the sales campaigns regarding the two products have been significant contributors to that product line. As of November 30, 2006, we owed $2,021,847 to the media placement agent.

On April 4, 2006, we entered into a loan agreement and borrowed $250,000 for purchases of product for sale in our direct response operations. The $250,000 in loan principal plus accruing interest is outstanding and on November 10, 2006, we issued 10,000,000 shares of common stock as a partial payment of accrued interest.

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

We are reducing cash required for operations by reducing operating costs by decreasing purchases of media and products, reducing staff levels and deferring management’s salaries. Mr. Sivan and Mr. Ramchandani have not been paid any of their salary that has been accruing for the eight months prior to November 30, 2006 and two other managers have deferred portions of their salaries. We are continuing to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.

Our ability to achieve and sustain profitability is dependent on several factors, including but not limited to, our ability to: generate liquidity from operations; satisfy our ongoing operating costs on a timely basis; and to resolve all of our post-petition administrative costs. We still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again, attempt to further restructure financial obligations and/or seek a strategic merger, acquisition or a sale of assets.

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

Our common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol IGAI.OB. As of January 17, 2007 there were 265,714,177 shares of Common Stock outstanding, of which approximately 255,714,177 are tradable without restriction under the Securities Act.

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

We Are Seeking Additional Financing.

We are seeking additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations. We have been financing our operations since the June 2004 merger with Tactica through funds loaned to us directly and indirectly by certain officers and directors, the sale of an aggregate of $4,760,000 principal amount of callable secured convertible notes and through operations. We have used the financing to increase our direct response sales business and fund Tactica’s emergence from bankruptcy. We need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

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

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Avi Sivan, our Chief Executive Officer, and Prem Ramchandani, our President, and we have taken steps to maintain their services. We have employment agreements and retention agreements with Mr. Sivan and Mr. Ramchandani. We obtained key person life insurance policies on Mr. Sivan and Mr. Ramchandani in accordance with terms of the March 23, 2005, June 7, 2006, July 27, 2006 and November 6, 2006 Securities Purchase Agreements. Nevertheless, we have not paid Mr. Sivan and Mr. Ramchandani any of their salaries that have been accruing during the nine months ended November 30, 2006 and may not be able to make substantial payments for the foreseeable futute. The loss of Mr. Sivan or Mr. Ramchandani would be expected to have a material adverse effect on our operations.

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

In 2004 we entered into a consent degree with the FTC, in connection with a claim filed against Tactica International, Inc, our wholly owned subsidiary, pursuant to which we agreed to cease soliciting the sale of goods which we did not have a reasonable expectation of shipping within the advertised time, provide buyers with a revised shipping date and offer buyers the opportunity to agree to a delay or cancel an order and receive a prompt refund, cancel orders as requested and receive a prompt refund and maintain and preserve records for a specified period. If the FTC, or any other agency that has a right to regulate our products, engage in reviews of our products or marketing procedures we may be subject to additional enforcement actions from such agencies. If such reviews take place, as they have in the past, our executives may be forced to spend time on the regulatory proceedings as opposed to running our business. In addition to fines, adverse actions from an agency could result in our being unable to market certain products the way we would like or at all, or prevent us from selling certain products entirely.

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

As of January 17, 2007, we had 265,714,177 shares of common stock issued and outstanding and callable secured convertible notes outstanding or an obligation to issue callable secured convertible notes that may be converted into an estimated 5,883,869,984 shares of common stock at current market prices, and outstanding warrants or an obligation to issue warrants to purchase 181,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding callable secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of Our Callable Secured Convertible Notes Could Require Us To Issue A Substantially Greater Number Of Shares, Which Will Cause Dilution To Our Existing Stockholders.

Our obligation to issue shares upon conversion of our callable secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the callable secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the current market price, as of January 17, 2007 of $.0027.

The following relates to outstanding callable secured convertible notes in the aggregate principal amount of $2,495,243 which are convertible at a 50% discount:

% Below Market	Price Per Share	With Discount	Number of Shares Issuable	% of Outstanding Stock

25%	$.0020	$.0010	2,464,437,600	90.27%
50%	$.0014	$.0007	3,696,656,400	93.29%
75%	$.0007	$.0003	7,393,312,800	96.53%

The following relates to outstanding callable secured convertible notes in the aggregate principal amount of $1,760,000, which are convertible at a 75% discount:

% Below Market	Price Per Share	With Discount	Number of Shares Issuable	% of Outstanding Stock

25%	$.0020	$.0005	3,476,543,210	94.38%
50%	$.0014	$.0003	5,214,814,815	96.18%
75%	$.0007	$.0002	10,429,629,630	98.05%

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

The Shares Of Common Stock Allocated For Conversion Of The Callable Secured Convertible Notes And Registered Pursuant To A Prospectus Declared Effective On January 12, 2007 Are Not Adequate And We Will Be Required To File A Subsequent Registration Statement Covering Additional Shares And Will Incur Substantial Costs In Connection Therewith.

Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the Callable Secured Convertible Notes, the shares of common stock we have allocated for conversion of the Callable Secured Convertible Notes and are registered under a prospectus declared effective on January 12, 2007 are not adequate. If the shares we have allocated to the registration statement are not adequate we are required to file an additional registration statement and we will incur substantial costs in connection with the preparation and filing of such registration statement.

If We Are Required For Any Reason To Repay Our Outstanding Callable Secured Convertible Notes, We Would Be Required To Deplete Our Working Capital, If Available, Or Raise Additional Funds. Our Failure to Repay the Callable Secured Convertible Notes, If Required, Could Result In Legal Action Against Us, Which Could Require The Sale Of Substantial Assets.

In March 2005, we entered into a financing arrangement involving the sale of an aggregate of $3,000,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 6,000,000 shares of our common stock. The callable secured convertible notes are due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. We currently have $2,496,283 callable secured convertible notes outstanding with respect to this financing. In addition, we entered into subsequent financing arrangement involving the sale of an aggregate of $1,760,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 175,000,000 shares of our common stock. The callable secured convertible notes are due and payable, with 6% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. We are in default of interest payment obligations and we are accruing interest at the annual default rate of interest of 15%. The note holders have the right to deliver to us a written notice of default. In the event that the default is not cured within ten days of notice, the callable secured convertible notes shall become immediately due and payable at an amount equal to 130% of the outstanding principal plus amounts due for accrued interest and penalty provisions. We have not received a written notice of default. If we are served with a default notice, we expect that we would be unable to repay the notes when required. The note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

Evaluation of Disclosure Controls and Procedures

As of February 28, 2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of November 30, 2006 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including the Chief Executive Officer and Chief Financial Officer, respectively also conducted an evaluation of our internal controls over financial reporting to determine whether any changes occurred during the nine months ended November 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the preparation of our financial statements as of and for the period ended November 30, 2006, we concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, we initiated the changes in internal control also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Deficiencies and Corrective Actions Relating to Our Internal Controls over Financial Reporting and Disclosure Controls and Procedures

During the course of the preparation of our November 30, 2006 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of revenue recognition and inventory accounting. Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

In order to review the financial condition and prepare the financial disclosures in this document, the Company’s internal personnel have done detailed validation work with respect to all consolidated balance sheet account balances to substantiate the financial information that is contained in this Form 10-QSB. Additional analysis was performed on consolidated income statement amounts and compared to prior period (both year over year and consecutive period) amounts for reasonableness. Management is in the process of implementing a more effective system of controls, procedures and other changes in the areas of revenue recognition and inventory accounting to insure that information required to be disclosed in this quarterly report on Form 10-QSB has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and has developed procedures to address them to the extent possible given limitations in financial and manpower resources. Our internal controls depend on an effective integration of our records with the activity reporting systems of certain third party service providers, including our fulfillment service providers and our credit card processors. When we engage a new fulfillment service provider or credit card processor, as we did during the nine months ended November 30, 2006, we need to integrate our records with their activity reporting systems. Among the changes being implemented are:

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

During the quarter ended November 30, 2006, we continued implementing procedures to effectively integrate our recordkeeping with the activity reporting systems of third party service providers. We are reviewing the management information reporting that the third parties provide to us regarding product receipts and shipments, customer billings and credit card reserves in order to integrate that information with our recordkeeping systems in a timely and accurate manner. We are continuing the implementation and will be required to integrate with other third party service providers when they are engaged.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, the Registrant may be involved in legal proceedings from time to time. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

On September 22, 2006, an adversary proceeding was filed in the U.S. Bankruptcy Court, Eastern District of New York by H.Y. Applied Inter Data Services, Inc (a debtor in possession) against Shopflash, Inc. and Tactica asserting a claim fee for fulfillment services, allegedly provided for the two companies, both of which are wholly owned subsidiaries of IGIA. The claim against Tactica is for $1,661, the claim against Shopflash is for $54,662. Both claims are questioned and significant counter claims may exist. The claims are currently under review. In January 2007, the bankruptcy of H.Y. Applied Inter Data Services, Inc. was converted to a Chapter 7 proceeding with a court appointed trustee handling the matter.

A civil complaint was filed on December 14, 2006 in the West Virginia Circuit Court of Kanawha County, West Virginia by the Attorney General of West Virginia as plaintiff against IGIA, Inc. and Prem Ramchandani, President of IGIA, Inc. The plaintiff alleges that IGIA charged customers for two vacuum cleaners, when such customers purchased a vacuum cleaner during a “buy one, get one free” offer, charged such customers in full, although they requested to make payments in three monthly installments, failed to deliver such vacuums within the advertised time frame and refused to provide customers with requested refunds. The plaintiff is seeking to void all sales of vacuum cleaners made in the State of West Virginia by IGIA, provide customers with refunds and to pay the State of West Virginia a penalty of $5,000 for each violation by IGIA. On January 10, 2007 we agreed to enter into a Consent Preliminary Injunction Order whereby we will not conduct any sales in West Virginia pending further order of the Court and we will provide a list of vacuum cleaner customers for the past four years. Nothing in the order constitutes an admission of the validity of the complaint. We believe the complaint against the Company and Prem Ramchandani is essentially without merit and we are mounting a vigorous defense.

On October 9, 2006, Klestadt & Winters, LLP, a Law Firm previously employed by the company has commenced an action for legal fees allegedly earned in the total amount of $24,180.41. The action is pending in the Civil Court of the City of New York. IGIA believes that it has adequately reflected in its consolidated financial statements as of November 30, 2006, the liability for legal services rendered by Klestadt & Winters, LLP that are the subject of the Complaint. The company is engaged in settlement discussions with the plaintiff, and expects to resolve the matter shortly.

On November 26, 2006, Moore Wallace North America, Inc, the lessor of subleased premises formerly occupied by the company’s wholly owned subsidiary, Tactica International, Inc. has obtained a judgment against Tactica for $45,572.92, in the Civil Court of the City of New York, in connection with Tactica’s former occupancy of the premises located at 521 Fifth Avenue, New York, New York. IGIA believes that it has adequately reflected in its consolidated financial statements as of November 30, 2006, the liability for rent and occupancy costs in accordance with the sublease that are the subject of the Complaint. The company recognizes the need to resolve this matter, and intends to open discussions towards that end, in the near future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

ISSUER PURCHASES OF EQUITY SECURITIES

None

Item 3. Defaults upon Senior Securities.

We are in default of interest payment obligations on $2,604,636 in remaining principal outstanding against our $3,000,000 Callable Secured Convertible Notes. Interest accrues at 8% per annum and is payable quarterly following prepayment of the first nine months interest due. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into our common stock, at the investors' option. To date, the investors have opted to only convert principal and we have not made quarterly interest payments, therefore we are accruing interest at a default rate of 15% per annum.

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

We are also in default of interest payment obligations on the $500,000 Callable Secured Convertible Notes issued on July 27, 2006. Interest accrues at 6% per annum and is payable quarterly. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into our common stock, at the investors' option. To date, the investors have not opted to convert any principal or interest and we have not made the first quarterly interest payment that was due October 27, 2006. Interest on the $500,000 Callable Secured Convertible Notes accrues at a default rate of 15% per annum.

 We expect to be in default of interest payment obligations on the $500,000 Callable Secured Convertible Notes issued on November 6, 2006. Interest accrues at 6% per annum and is payable quarterly. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into our common stock, at the investors' option. To date, the investors have not opted to convert any principal or interest and we do not expect to pay the first quarterly interest payment that is due February 4, 2007. Interest on the $500,000 Callable Secured Convertible Notes accrues at a default rate of 15% per annum.

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

IGIA, Inc.

Date: January 22, 2007	/s/ Avi Sivan
Chief Executive Officer