Form 10KSB
period 2007-02-28
IGIA, Inc.
filed 2007-07-13
CIK 919603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended February 28, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State Registrant's revenues for fiscal year ended February 28, 2007: $6,020,023

State the aggregate market value of the common stock held by non-affiliates of the Registrant: $242,181 as of July 13, 2007 based on the average bid and asked price of $0.0006 per share as of July 13, 2007.

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 403,634,177 shares issued and outstanding as of July 13, 2007.

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

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.igia.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

General Background

We, through our wholly-owned operating subsidiaries, Tactica International, Inc. ("Tactica"), Kleenfast, Inc. and Shopflash, Inc., are a direct marketer and distributor of proprietary and branded personal care and home care products. We established a niche within the direct marketing industry, a market which the "Direct Marketing Association" expects to grow from $2 to $3 trillion dollars in annual sales within the next five years. We sell through major retail chains and mail order catalogs as well as on our websites.

All of our operations occur in our Tactica subsidiary, which we acquired as of June 11, 2004, our Shopflash, Inc. subsidiary, which we established in April 2005 and our Kleenfast, Inc. subsidiary that we established in January 2006. We do not currently have any operations at the parent level.

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

Summary of Historical Financial Information

Set forth below is a summary of our historical financial information for the years ended February 28, 2007 and February 28, 2006 is derived from our financial statements attached hereto.

	Fiscal Year Ending (Dollar amounts in thousands)

	February 28, 2007	February 28, 2006
Net Sales	6,020	25,532
Gross Profit	4,315	16,164
SG&A	11,838	27,411
Operating loss	(7,523)	(11,247)
Net income (loss)	669	(17,159)

Products

We design, develop and sell proprietary and branded personal care and other products directly to consumers and to retailers. We continue to develop new products and enhance existing products in order to maintain and improve consumer acceptance of our products.

Sales and Marketing

Since its inception in 1992, Tactica has established a worldwide market for its family of personal and skin care products, and the Epil-Stop® hair removal products the latter of which was sold to HoT in April 2004. We use a comprehensive and focused marketing and distribution program that includes widespread print and television advertising combined with global product placement in well known retail outlets worldwide, as well as through popular mail order catalogs, and directly through our websites, primarily www.igia.com.

We use direct response marketing to sell these products directly to consumers primarily under our own brands and licensed trademarks. The acquisition of licensing rights represents a component of our growth strategy. We previously marketed a line of floor care products under our Milinex and Wind Storm brands and under the Singer brand that we licensed in fiscal 2004. Tactica has also sold its products through major pharmacy and general merchandise retail chains and globally recognized mail order catalogs. Tactica’s products also periodically were featured on home shopping channels such as QVC and our infomercials are shown on national cable and broadcast television channels such as the TV Guide Channel, CNBC and The Game Show Channel. Tactica markets its products internationally through distributors covering more than 100 countries worldwide. No customer accounted for 10% or more of net sales during fiscal 2007 or 2006. Tactica’s U.S. sales comprised nearly 100% of total net sales in fiscal 2007 and 2006, respectively.

Manufacturing and Distribution

We contract with unaffiliated manufacturers both within and outside the U.S. to manufacture our products. We arrange for our products to be shipped to our customers by third party warehouse facilities in Los Angeles, California and Lebanon, Tennessee, and a related party warehouse facility that we no longer use. We also sometimes ship products from manufacturers directly to retailers. Our retail customers often seek to minimize their inventory levels and often demand that we fulfill their orders within relatively short time frames. Consequently, these inventory management practices would often require us to carry substantial levels of inventory in order to meet our customers’ needs, which given the required level of working capital has limited our ability to satisfy retail customer orders.

Most of our products manufactured outside the countries in which they are sold are subject to import duties, which have the effect of increasing the amount we pay to obtain such products.

License Agreements, Trademarks and Patents

Most of our products we sell are branded with our own trademarks, including IGIA.. We previously marketed our line of floor care products under our Milinex and Wind Storm brands and under the Singer brand pursuant to our April 2003 license agreement with The Singer Company B.V., for use of the Singer brand name on floor care products sold exclusively through Tactica within the United States and Canada. We mutually agreed to terminate the agreement on September 29, 2005 and no longer market Singer branded products. Pursuant to a stock purchase agreement, dated as of April 29, 2004, Tactica transferred ownership of the Epil-Stop brand to HoT in exchange for HoT’s equity interest in Tactica, and Tactica provided HoT a non-exclusive royalty-free perpetual license to use to its U.S. patent, as well as corresponding patent applications. Tactica has filed or obtained licenses for design and utility patents in the U.S. and several foreign countries. We do not believe that the loss of any particular patent or patent license would have a materially adverse effect on our business.

Backlog

We ship some of our products to direct response customers and provide these customers with estimated delivery dates at the time that we receive their respective orders. There was no significant backlog of orders in any of our distribution channels at February 28, 2007.

Competition

We sell products in the “As Seen on TV” market, the personal care and home care products market. These markets are very competitive. Maintaining and gaining market share depends heavily on product development and enhancement, pricing, quality, performance, packaging and availability, brand name recognition, patents, and marketing and distribution approaches. Our primary competitors in these markets include Thane International, Home Medics, Helen of Troy Limited or HoT. Most of our competitors have significantly greater financial and other resources than we do.

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

Employees

As of July 13, 2007, IGIA has two employees, Mr. Avi Sivan, Chief Executive Officer, and Mr. Prem Ramchandani, President and Interim Chief Financial Officer. We have never experienced a work stoppage and we believe that we have satisfactory working relations with our employees.

Risk Related to Business

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes.

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

Auditors Have Expressed Substantial Doubt About Our Ability To Continue As A Going Concern.

In their report dated July 3, 2007, Russell Bedford Stefanou Mirchandani LLP stated that the financial statements of IGIA for the year ended February 28, 2007 were prepared assuming that IGIA would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of Tactica having filed for bankruptcy protection on October 21, 2004, its recurring losses from operations and our net capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit. Our continued net operating losses and stockholders’ deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Our Common Stock Trades In A Limited Public Market, The NASD OTC Electronic Bulletin Board; Accordingly, Investors Face Possible Volatility Of Share Price.

Our common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol IGAI.OB. As of July 13, 2007, there were approximately 403,634,177 shares of Common Stock outstanding, of which approximately 393,634,177 shares are tradable without restriction under the Securities Act.

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

We Are Seeking Additional Financing.

We are seeking additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations. We have been financing our operations since the June 2004 merger with Tactica through funds loaned to us directly and indirectly by certain officers and directors, the sale of callable secured convertible notes and through operations. We have used the financing to increase our direct response sales business and fund Tactica’s emergence from bankruptcy. We need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

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

We are currently in default of interest payment obligations and we are accruing interest at the annual default rate of interest of 15%. The note holders have the right to deliver to us a written notice of default. In the event that the default is not cured within ten days of notice, the callable secured convertible notes shall become immediately due and payable at an amount equal to 130% of the outstanding principal plus amounts due for accrued interest and penalty provisions. This default could prevent or hinder are ability to raise any additional capital. As of February 28, 2007, we recorded the default payment of 130% of the outstanding principal.

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

The Sales Of Our Products Have Been Very Volatile And Our Results Of Operations Could Fluctuate Materially.

The sales of our products rely on television advertising and direct response marketing campaigns. In addition, within direct response marketing, products often have short life cycles. This leads to volatility in our revenues and results of operations. For example, our net sales for the fiscal year ended February 28, 2007 decreased 76.4% as compared with our fiscal year ended February 28, 2006, and our net sales for the fiscal year ended February 28, 2006 increased 125.5% as compared with the fiscal year ended February 28, 2005. This was primarily caused by substantially reduced working capital availability.

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

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Avi Sivan, our Chief Executive Officer, and Prem Ramchandani, our President. We have entered into employment agreements with Mr. Sivan and Mr. Ramchandani. We obtained key person life insurance policies on Mr. Sivan and Mr. Ramchandani in accordance with terms of the March 23, 2005, June 7, 2006, July 27, 2006 and November 6, 2006 Securities Purchase Agreements. Nevertheless, we have not paid Mr. Sivan and Mr. Ramchandani any of their salaries that have been accruing during the fiscal year ended February 28, 2007 and may not be able to make substantial payments for the foreseeable future. The loss of Mr. Sivan or Mr. Ramchandani would be expected to have a material adverse effect on our operations.

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

As of July 13, 2007, we had 403,634,177 shares of common stock issued and outstanding and callable secured convertible notes outstanding or an obligation to issue callable secured convertible notes that may be converted into an estimated 27,042,030,680 shares of common stock at current market prices, and outstanding warrants or an obligation to issue warrants to purchase 221,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding callable secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature Of Our Callable Secured Convertible Notes Could Require Us To Issue A Substantially Greater Number Of Shares, Which Will Cause Dilution To Our Existing Stockholders.

Our obligation to issue shares upon conversion of our callable secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the callable secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the current average market price, as of July 10, 2007 of $0.0006.

The following relates to outstanding callable secured convertible notes in the aggregate principal amount of $2,496,284, which are convertible at a 50% discount:

			Number	% of
% Below	Price Per	With Discount	of Shares	Outstanding
Market	Share	at 50%	Issuable	Stock

25%	$.0005	$.0002	11,094,594,089	96.47%
50%	$.0003	$.0002	16,641,891,133	97.62%
75%	$.0002	$.0001	33,283,782,267	98.80%

The following relates to outstanding callable secured convertible notes in the aggregate principal amount of $2,132,112, which are convertible at a 75% discount:

			Number	% of
% Below	Price Per	With Discount	of Shares	Outstanding
Market	Share	at 75%	Issuable	Stock

25%	$.0005	$.0001	18,952,106,667	97.91%
50%	$.0003	$.00008	28,428,160,000	98.59%
75%	$.0002	$.00004	56,856,320,000	99.29%

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

The Shares Of Common Stock Allocated For Conversion Of The Callable Secured Convertible Notes And Registered Pursuant To This Prospectus Are Not Be Adequate And We Will Be Required To File A Subsequent Registration Statement Covering Additional Shares And Will Incur Substantial Costs In Connection Therewith.

Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the Callable Secured Convertible Notes, the shares of common stock we have allocated for conversion of the Callable Secured Convertible Notes and are registering hereunder are not adequate. If the shares we have allocated to the registration statement are not adequate we are required to file an additional registration statement and we will incur substantial costs in connection with the preparation and filing of such registration statement.

If We Are Required For Any Reason To Repay Our Outstanding Callable Secured Convertible Notes, We Would Be Required To Deplete Our Working Capital, If Available, Or Raise Additional Funds. Our Failure to Repay the Callable Secured Convertible Notes, If Required, Could Result In Legal Action Against Us, Which Could Require The Sale Of Substantial Assets.

In March 2005, we entered into a financing arrangement involving the sale of an aggregate of $3,000,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 6,000,000 shares of our common stock. The callable secured convertible notes are due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. We currently have $2,496,283 callable secured convertible notes outstanding with respect to this financing. In addition, we entered into subsequent financing arrangement involving the sale of an aggregate of $2,140,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 215,000,000 shares of our common stock. The callable secured convertible notes are due and payable, with 6% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. We are in default of interest payment obligations and we are accruing interest at the annual default rate of interest of 15%. The note holders have the right to deliver to us a written notice of default. In the event that the default is not cured within ten days of notice, the callable secured convertible notes shall become immediately due and payable at an amount equal to 130% of the outstanding principal plus amounts due for accrued interest and penalty provisions. We have not received a written notice of default. If we are served with a default notice, we expect that we would be unable to repay the notes when required. The note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

Risks Relating to Our Common Stock:

If We Fail To Remain Current On Our Reporting Requirements, We Could Be Removed From The OTC Bulletin Board Which Would Limit The Ability of Broker-Dealers To Sell Our Securities And The Ability Of Stockholders To Sell Their Securities In The Secondary Market.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
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

ITEM 2 - PROPERTIES

We lease approximately 7,500 square feet of office space from a non-affiliated building owner, located at 16 East 40th Street, 12th Floor, New York, New York 10016 at a rate of approximately $20,000 per month. The lease for the New York office space commenced on April 15, 2006 and expires October 14, 2008. We also contract with a third party logistics company for fulfillment services and the use of warehouse space in Lebanon, Tennessee on standard terms. We do not own any property.

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

Claim of Singer Worldwide LLC and KSIN Luxembourg III, S.ar.I. for $30,000.00 in costs incurred under a April 2, 2003 license agreement with Tactica International, Inc.; the Company is required by a Consent Order for Permanent Injunction dated January 16, 2006, to make twelve monthly payments in 2007 as settlement of the remaining costs, to maintain and staff a dedicated toll-free customer service telephone number and perform certain other administrative tasks. Singer filed a contempt motion that in Bankruptcy Court concerning noncompliance with the Consent Order that was heard in June 2007, and the Company has addressed the noncompliance complaints, however the Company has objected to Singer’s request to pay Singer’s legal costs for filing the motion of approximately $15,000, which is currently scheduled to be heard in Bankruptcy Court on July 19, 2007.

Tactica has entered into a stipulated settlement agreement and confession of judgment with DLA Piper Rudnick Gray Cary US LLP for payment of $204,033 for services in connection with resolution of its post-petition administrative claims and disputed pre-petition claims.

On July 7, 2006, IGIA was served with a Summons and Complaint filed in Los Angeles County Superior Court, Los Angeles, California by a major carrier. The Complaint seeks payment by IGIA of $783,344.86 plus $195,836.22 of collection costs and an unspecified amount of interest thereon as compensation for the breach of a contract between the major carrier and Brass Logistics, LLP. The Complaint alleges that Brass Logistics, LLP shipped packages using the services of the major carrier and failed to pay for the services. The Complaint further alleges that shipments contained products sold by IGIA and therefore benefited IGIA. IGIA believes that it has adequately reflected in its consolidated financial statements as of May 31, 2006, the liability for fulfillment services rendered by Brass Logistics, LLP that are the subject of the Complaint. . The Company filed an answer and is currently seeking to replace counsel it had retained in California. Discovery is ongoing and IGIA intends to vigorously defend this action. A trial date has been set in August 2007.

A civil complaint was filed on December 2, 2005 in the United States District Court Southern District of New York by Hughes Holdings, LLC, Global Asset Management, LLC, Allied International Fund, Inc., Robert DePalo, Gary Schonwald and Susan Heineman as plaintiffs against Peter Zachariou, Fountainhead Investments, Inc., Accessible Development, Corp., Allan Carter, Chadel, Ltd., John D'Avanzo, Jason Fok, Tabacalera, Ltd., Terrence DeFranco, Altitude Group, LLC, Virginia Casadonte, Shai Bar Lavi and IGIA, Inc. and its officers and directors. The plaintiffs claim for $279,480.60 plus costs, interest and punitive damages is alleged to have resulted from their holdings of securities issued by Diva Entertainment, Inc. and, subsequent to the Company's June 2004 reverse merger, those of IGIA, Inc. The Diva parties filed a counterclaim against the DePalo parties and a cross-claim against certain of the IGIA parties seeking in excess of $2.3 million; disgorgement of any profits realized by the DePalo parties and punitive damages. In June 2007, the Company entered into a settlement agreement that provides for the Company to issue a $300,000 convertible debenture, the liability for which has been provided for in its financial statements as of February 28, 2007. The Company is in discussions concerning terms for the convertible debenture and effectuating the final settlement.

In February 2006, Shopflash, Inc., a wholly owned subsidiary of the Company, began working with a media placement agent for direct response sales campaigns regarding two household products that Shopflash, Inc. has sold. The media placement agent placed the Shopflash, Inc. advertisements on television and the Internet and provided additional campaign support that allowed Shopflash, Inc. to further develop the campaigns. According to the agreement between the parties, the media placement agent receives fees and has a security interest in goods and proceeds related to the campaigns. The media placement agent has acted to exercise contractual rights to assume control over the sales campaigns. As a result, Shopflash, Inc. has discontinued its participation in the two sales campaigns. Shopflash, Inc. filed suit against DC Media Capital seeking damages resulting from the manner that they managed the sales campaigns and have withheld customer information needed by Shopflash to service customers. DC Media Capital has filed a lawsuit against Shopflash, Inc., Avi Sivan, Prem Ramchandani and Kurt Streams seeking $3,000,000 plus punitive damages and recovery costs, an amount that substantially exceeds the $1.6 million amount DC Media Capital previously sought. Motions to dismiss both of the actions are filed and opposed and the matters may be consolidated.

On September 22, 2006, an adversary proceeding was filed in the U.S. Bankruptcy Court, Eastern District of New York by H.Y. Applied under Data Services, Inc (a debtor in possession) against Shopflash, Inc. & Tactica International asserting for fulfillment services, allegedly provided for the two companies, both of which are wholly owned subsidiaries of IGIA. The claim against Tactica is for $1,660.57, the claim against Shopflash is for $54, 661.80. In January 2007, the bankruptcy of H.Y. Applied Inter Data Services, Inc. was converted to a Chapter 7 proceeding with a court appointed trustee handling the matter and asserting the claims in the U.S. Eastern District Bankruptcy Court. Both claims are disputed by the Company, which believes that the services claimed were not performed; that the Company was overcharged, and falsely billed, and that H.Y. Applied Data Services, Inc. converted funds and product belonging to the Company and that H.Y. Applied Data Services, Inc. actually owes in excess of $100,000.00 dollars to the Company. The Company has asserted an answer with counterclaims. Discovery is ongoing.

An assignee of United Parcel Service filed suit against Tactica International seeking $152,299.06 for shipping services allegedly provided to IGIA. The Company is challenging the liability in the litigation.

The American Express Merchant Services Company asserted a claim on March 27, 2007 in Los Angeles County Superior Court in the amount of $324,941.87 against Brass Logistics, LLC, a fulfillment house used by the company in the past, the President of Brass Logistics and Tactica International. The plaintiff alleges that these services were provided on behalf of Tactica. The Company is seeking counsel in California and the parties have had preliminary settlement discussions.

Klestadt & Winters, LLP, a law firm previously employed by the company has commenced an action for legal fees allegedly earned in the total amount of $24,180.41. The action is pending in the Civil Court of the City of New York. The company has filed a response to the action and is engaged in settlement discussions with the plaintiff. The Company defeated a motion of summary judgment by the plaintiff and the action is scheduled to go to trial on July 18, 2007.

On February 28, 2007, an Agreed Final Order was executed and approved by the Circuit Court of Kanawha County in West Virginia that settled a civil enforcement action brought by the State of West Virginia, through its Attorney General, against IGIA, Inc. and Prem Ramchandani, individually and as President of IGIA, Inc. The settlement requires IGIA, Inc. to pay the State of West Virginia a civil penalty in the amount of $176,139.27, to be paid in equal monthly installments of $10,000 beginning March 5, 2007, with the final payment to be made on October 6, 2008. IGIA, Inc. also agreed not to transact business in the State of West Virginia until the full settlement amount has been paid. The State of West Virginia agreed that the civil penalties paid by IGIA, Inc. shall be used by the State to provide restitution to eligible consumers. In the settlement IGIA and Mr. Ramchandani did not admit any of the allegations contained in the State’s complaint.

The Attorney General of the State of Kansas has asserted a claim against the Company for alleged unfair trade practices. The matter appears to be resolved upon the entry of a consent judgment and the payment of up to $2,200. The terms are currently being negotiated.

The Attorney General of the State of Missouri has asserted a claim against Brass Logistics, LLC and Tactica International, Inc. for alleged unfair trade practices. The action seeks full restitution for all aggrieved Missouri consumers, a civil penalty of $1,000 per actual violation and a payment to the State equal to 10% of the restitution and penalties. Based on Tactica’s preliminary review of customer records, the population of Tactica’s Missouri customers who purchased vacuum cleaners was less than 10 customers. The Company plans to answer the complaint and work with the Attorney General’s office to resolve the matter.

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

Rite Aid was sued by an individual who alleges injury caused by a product purchased from Rite Aid. Rite Aid is defending against the claim and has sued IGIA, Inc., the alleged product supplier, for any damages that may result. The amount of claims has not yet been established. We intend to defend the foregoing lawsuit vigorously, but, because the lawsuit is still in the preliminary stages, we cannot predict the outcome and are not currently able to evaluate the likelihood of success or the range of potential loss, if any, that might be incurred in connection with the action.

The Telemarketing Company, a telemarketing firm previously employed by the Company has commenced an action for service fees allegedly earned in the total amount of $8,485.88 in the First Civil Court of Cook County, Illinois, and obtained a default judgment. The Company is engaged in settlement discussions with the plaintiff.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded on the OTC Bulletin Board, referred to herein as the OTCBB, under the symbol "IGAIE.ob". The following table sets forth the high and low bid prices of our Common Stock, as reported by the OTCBB for each quarter since our stock began trading on the OTCBB. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

2008 Fiscal Year	High	Low
March 1, 2007 - May 31, 2007	$0.0012	$0.0004

2007 Fiscal Year

December 1, 2006 - February 28, 2007	$0.0053	$0.0008

September 1, 2006 - November 30, 2006	$0.008	$0.0024

June 1, 2006 - August 31, 2006	$0.059	$0.0034

March 1, 2006 - May 31, 2006	$0.026	$0.009

2006 Fiscal Year	High	Low

December 1, 2005 - February 28, 2006	$0.200	$0.010

September 1, 2005 - November 30, 2005	$0.120	$0.050

June 1, 2005 - August 31, 2005	$0.130	$0.020

March 1, 2005 - May 31, 2005	$0.035	$0.020

As of July 13, 2007, there were approximately 496 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table shows information with respect to our equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended February 28, 2007.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	700,000	$0.014	1,800,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	700,000	$0.02	1,800,000

As of the date hereof, there were 700,000 options to purchase shares of our common stock are outstanding.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties about us, our current and planned products, our current and proposed marketing and sales, and our projected results of operations. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. We have sought to identify the most significant risks to our business, but cannot predict whether or, to what extent, any of such risks may be realized nor there be any assurance that we have identified all possible risks that might arise.

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

General Background

We, through our wholly-owned operating subsidiaries, Tactica International, Inc. ("Tactica") and Shopflash, Inc., are a direct marketer and distributor of proprietary and branded personal care and home care products. We established a niche within the direct marketing industry, a market that the "Direct Marketing Association" expects to grow from $2 to $3 trillion dollars in annual sales within the next five years. We sell through major retail chains and mail order catalogs as well as on our websites.

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

Comparison of Fiscal Years Ended February 28, 2007 To February 28, 2006

Results of Operations

Revenue

In the fiscal years ended February 28, 2007 (“Fiscal 2007”) and February 28, 2006 (“Fiscal 2006”), we sold a variety of consumer products and home care products directly to individual customers and to retailers. We used direct response television advertising to promote sales. Our net sales for Fiscal 2007 were $6,020,023, a decrease of $19,512,128, or 76.4%, compared to net sales of $25,532,151 for Fiscal 2006.

The decrease in net sales for Fiscal 2007 as compared to Fiscal 2006 reflects the significant decreases in our direct response television advertising as a result of constraints from a lack of cash needed to purchase and ship product to customers in a timely and consistent manner and by disruptions to operations caused by changes in providers of services for customer order fulfillment and credit card processing. We began Fiscal 2007 with negative working capital of $21.9 million and $7,887 in cash. We engaged Parcel Corporation of America (“PCA”) for customer order fulfillment and a media placement agent in connection with a houseware products sales campaign we initiated. Shortly after integrating our operating activities with PCA and launching the campaign, PCA advised us that the logistics company they used to ship our products went bankrupt and that PCA also was ceasing operations within two weeks. While getting established with a new service provider, we noted an unusually high level number of calls from customers concerned about their order status and PCA’s inability to effectively handle matters. In addition, our credit card merchant banks also noted an elevated level of customer inquires and chargeback requests. As a result, the credit card merchant banks increased the amount of cash they withheld from customer orders and placed in rolling reserves and they delayed releases of funds to us. As a result, we did not have sufficient cash to obtain all of the product needed to fulfill customer orders on hand which led to order cancellations.  To address similar issues we experienced after replacing PCA, we terminated the fulfillment services that two other vendors provided us, one of which filed for bankruptcy, and we consolidated our fulfillment activities with one service provider.

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

Our revenues for Fiscal 2006 consisted primarily of sales of a vacuum cleaner under the Singer Lazer Storm brand name according to an April 2003 license agreement with The Singer Company, B.V. that was mutually terminated on September 29, 2005.

Gross Profit

Our gross profit was $4,315,031 for Fiscal 2007 versus our gross profit of $16,163,879 for Fiscal 2006, a decrease of $11,848,848 or 73.3%. The decrease in gross profit for Fiscal 2007 is the result of decreased revenue.

Our gross profit percentage for Fiscal 2007 was 71.7%, as compared to 63.3% for Fiscal 2006. The gross profit percentage for Fiscal 2007 was higher than the gross profit percentage realized in Fiscal 2006 as a result of the change in mix of products sold. Revenues and gross profits for Fiscal 2007 and Fiscal 2006 were derived from our direct response sales operation.

Operating expenses

Operating expenses for Fiscal 2007 were $11,838,272, a decrease of $15,572,499 from $27,410,771, or 56.8% as compared to Fiscal 2006. For Fiscal 2007, operating expense was 196.6% of net sales as compared to 107.4% for the comparable period in Fiscal 2006. The decrease in the dollar amounts of operating expenses for Fiscal 2007 is primarily the result of decreased media advertising and decreased customer order fulfillment services as a result of lower sales volume. As a result of lower revenues for Fiscal 2007, our fixed operating and overhead expenses were a greater percentage of revenue in Fiscal 2007 compared to Fiscal 2006.

We decreased our media advertising spending in Fiscal 2007 by $7,094,205, as compared to Fiscal 2006. We purchased less television air time as a result of constraints from a lack of cash needed to purchase and ship product to customers in a timely and consistent manner and due to disruptions to operations caused by changes in providers of services for customer order fulfillment and credit card processing.

We spent $8,478,294 or 44.7% less on other selling, general and administrative expenses, including related party, in Fiscal 2007 as compared to Fiscal 2006. Selling expenses associated with the volume of sales have decreased and we have also reduced the number of personnel on staff in response to the reduced level of activity.

Interest expense and other income / expense

We incurred net interest expense of $5,280,721 and $991,271 in Fiscal 2007 and Fiscal 2006, respectively, an increase of $4,289,450. Interest expense for Fiscal 2007 consisted primarily of $2,078,686 in coupon interest on the Notes, $2,926,407 in amortization of the discount related to the beneficial conversion feature and amortization of the related issue costs, and $152,412 in interest on notes payable to related parties. The Notes Interest expense for Fiscal 2006 consisted primarily of $893,692 in coupon interest on the Notes, amortization of the discount related to the beneficial conversion feature and amortization of the related issue costs, $64,487 in interest attributable to our former majority stockholder and $42,108 in interest on notes payable to related parties. Increased interest expense for Fiscal 2007 is primarily attributable to the Notes being in default which resulted in charges for accelerating the accretion on the Notes and our accruing interest on the Notes at a 15% per annum default rate of interest as compared to the 8% per annum stated rate. In addition, during Fiscal 2007, we sold $1,960,000 of Notes, which has increased the amount of our interest bearing obligations.

 Financing costs related to convertible debt

In accordance with the default terms of the convertible debt agreements, we accrued financing costs related to a default premium equal to 30% of the outstanding principal of $6,615,240 in 2007. The total default premium charge was $1,334,519 in Fiscal 2007.

Reorganization items

Pursuant to the March 28, 2006 Notice of Effective Date of the Plan that was filed with the Bankruptcy Court Tactica eliminated $14,872,653 of pre-petition liabilities and paid a total of $775,000 in cash to the creditors and 5,555,033 shares of IGIA common stock that were valued at $88,881 as of the Effective Date, thereby realizing a net gain of $14,008,772 in Fiscal 2007. In Fiscal 2006, Tactica incurred professional fees of $1,786,965 in connection with its business restructuring and reorganization under chapter 11.

Net Income and Loss

Our net income for Fiscal 2007 was $669,329 in contrast to net loss of $17,158,737 for Fiscal 2006. Our net income for Fiscal 2007 resulted primarily from the $14,008,772 in income from extinguishments of pre-petition liabilities in connection with Tactica’s business restructuring and reorganization under chapter 11. The net loss for Fiscal 2006 includes $5,820,026 unrealized loss on adjustment of derivative and warrant liability to the fair value of the IGIA securities underlying the Callable Secured Convertible Notes discussed above and $1,786,965 of net expenses incurred in connection with Tactica’s business restructuring and reorganization under chapter 11.

Our net income per common share was ($0.00) (basic and diluted) for Fiscal 2007 as compared to our ($0.92) (basic and diluted) net loss per common share for Fiscal 2006.

The weighted average number of outstanding shares was 198,951,091 (basic) for Fiscal 2007 as compared to 18,718,114 (basic and diluted) for Fiscal 2006. The weighted average number of outstanding shares was 27,592,461,199 (diluted) for Fiscal 2007. For Fiscal 2006, common stock equivalents derived from shares issuable in conversion of the Callable Secured Convertible Notes and warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Liquidity and Capital Resources

Overview

As of February 28, 2007, we had a $29.8 million working capital deficit and negative net worth of $29.8 million. As of February 28, 2006, we had a $21.9 million working capital deficit and negative net worth of $31.2 million. Our cash position at February 28, 2007 was $26,780 as compared to $7,887 as of February 28, 2006.

For Fiscal 2007, we generated a net cash flow deficit from operating activities of $2,440,559 consisting primarily of a net income of $669,329, adjusted primarily for total non-cash additions to net income of $9,291,557 and decreases in prepaid advertising of $927,343, accounts receivable of $654,709, other assets of $524,232, inventories of $323,919 and an increase in accounts payable and accrued expenses of $3,770,124. Our accounts receivable is comprised primarily of funds held aside by the credit card processor we use for processing customer payments of direct response sales.

There was $31,941 and $45,693 of investing activities during Fiscal 2007 and Fiscal 2006, respectively that consisted primarily of office equipment purchases. We expect capital expenditures to continue to be nominal for fiscal 2008. These anticipated expenditures are for continued investments in property and equipment used in our business.

Cash provided by financing activities totaled $2,491,393 consisting mainly of proceeds from related party loans, the sales of our Callable Secured Convertible Notes and a $250,000 loan from a third party that was used to purchase product for sale.

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

Financing

To provide funds for Tactica’s continued ordinary course operations and working capital needs, Tactica entered into a Credit Agreement with Tactica Funding 1, LLC (“Tactica Funding” and a related party) on December 8, 2004, under which Tactica Funding agreed to a debtor in possession loan up to an aggregate principal amount of $300,000 (the “Loan”). The Loan bears interest at a rate of 9% per annum. The entire principal was due and payable on August 31, 2006. As Security for the Loan, Tactica granted to Tactica Funding a first priority security interest in substantially all of the assets of Tactica, except as to permitted liens for which the Tactica Funding security interest is junior and subordinate, including certain carve out expenses that Tactica incurred for professional fees and other bankruptcy case matters. Mr. Sivan is a member and Mr. Ramchandani is a manager and a member of Tactica Funding 1, LLC. As of May 31, 2007, the Company owed $300,000 of note principal, which is included in Notes Payable - related parties, and unpaid interest of $35,940.

To obtain additional funding for the purpose of providing a loan to Tactica, in the form of debtor in possession financing and exit financing in the context of Tactica’s chapter 11 case, we entered into a Securities Purchase Agreements with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC on March 23, 2005, June 7, 2006, July 27, 2006, November 6, 2006 and February 1, 2007 and June 7, 2007 for the sale of (i) $5,140,000 in callable secured convertible notes and (ii) warrants to buy 221,000,000 shares of our common stock. We have received a total of approximately $4,547,000 in net proceeds after deducting approximately $393,000 of expenses and prepaid interest pursuant to the Securities Purchase Agreements. The funds from the sale of the Callable Secured Convertible Notes were used for business development purposes, working capital needs, pre-payment of interest, payment of consulting, accounting and legal fees, and borrowing repayment.

The $3,000,000 in Callable Secured Convertible Notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.04 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The $2,140,000 in Callable Secured Convertible Notes bear interest at 6%, mature three years from the date of issuance, and are convertible into our common stock, at the Investors' option, at a conversion price equal to the lower of (i) $0.04 or (ii) 25% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date. The full principal amount of the Callable Secured Convertible Notes is due upon default under the terms of secured convertible notes. The 6,000,000 in warrants are exercisable until five years from the date of issuance at a purchase price of $0.03 per share and the 215,000,000 in warrants are exercisable until seven years from the date of issuance at a purchase price of $0.009. In addition, the conversion price of the secured convertible notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the callable secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder’s position. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

From time to time, Mr. Sivan and Mr. Ramchandani have paid certain advertising expenses on our behalf and have advanced us funds for working capital purposes in the form of unsecured promissory notes, accruing interest at 8% per annum. As of February 28, 2007, the balance due to Mr. Sivan and Mr. Ramchandani collectively was $1,288,417, including accrued interest. On October 4, 2006, IGIA converted $52,000 of interest due (based on a closing price of $0.0052) on promissory notes issued to Avi Sivan, our Chief Executive Officer, and Prem Ramchandani, our President, into an aggregate of 10,000,000 shares of common stock. On March 13, 2006, APA International LLC advanced $250,000 to the Company for working capital purposes in the form of an unsecured promissory note, accruing interest at 8% per annum. As of February 28, 2007, the balance due to APA International LLC was $307,050, including accrued interest. Mr. Sivan, Mr. Ramchandani and a significant shareholder own APA International LLC.

In February 2006, Shopflash, Inc., a wholly owned subsidiary of the Company, began working with a media placement agent for direct response sales campaigns regarding two household products that Shopflash, Inc. has sold. The media placement agent placed the Shopflash, Inc. advertisements on television and the Internet and provided additional campaign support that allowed Shopflash, Inc. to further develop the campaigns. According to the agreement between the parties, the media placement agent receives fees and has a security interest in goods and proceeds related to the campaigns. The media placement agent has acted to exercise contractual rights to assume control over the sales campaigns. As a result, Shopflash, Inc. has discontinued its participation in the two sales campaigns. Shopflash, Inc. filed suit against DC Media Capital seeking damages resulting from the manner that they managed the sales campaigns and have withheld customer information needed by Shopflash to service customers. DC Media Capital has filed a lawsuit against Shopflash, Inc., Avi Sivan, Prem Ramchandani and Kurt Streams seeking $3,000,000 plus punitive damages and recovery costs, an amount that substantially exceeds the $1.6 million amount DC Media Capital previously sought. Motions to dismiss both of the actions are filed and opposed and the matters may be consolidated.

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

The independent auditor's report on the Company's February 28, 2007 financial statements included in this Annual Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

The effect of inflation on our revenue and operating results was not significant. Our operations are located in North America and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

We do not maintain off-balance sheet arrangements nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

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

Beneficial Conversion Feature

The convertible feature of certain of our convertible notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and Emerging Issues Task Force Issue No. 00-27,"Application of EITF Issue No. 98-5 to Certain Convertible Instruments,” the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The Company amortized the discount using the effective interest method through maturity of such instruments. The Company recorded the corresponding unamortized debt discount related to the BCF and warrants as interest expense when the related instrument was converted into the Company's common stock. As a result of the convertible notes being in default, the Company has accelerated the amortization of the remaining discount on such instruments and recognized the corresponding cost as interest expense.

Derivative Financial Instrument

In connection with the issuance of certain convertible notes payable, the terms of the notes payable provided for a conversion of the notes into shares of the Company's common stock at a rate which was determined to be variable. The Company determined that the variable conversion feature was an embedded derivative instrument pursuant to SFAS No.133, "Accounting For Derivative Instruments and Hedging Activities," as amended. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," as a result of entering into the note agreements, the Company was required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

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

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IGIA, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet as of February 28, 2007	F-3 - F-4

Consolidated Statements of Operations for the years ended February 28, 2007 and February 28, 2006	F-5

Consolidated Statement of Deficiency of Stockholders' Equity for the two years ended February 28, 2007	F-6

Consolidated Statements of Cash Flows for the years ended February 28, 2007 and February 28, 2006	F-7 - F-9

Notes to Consolidated Financial Statements	F-10 - F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
IGIA, Inc.

We have audited the accompanying consolidated balance sheet of IGIA, Inc. and its wholly-owned subsidiaries, collectively, the "Company," as of February 28, 2007, and the related consolidated statements of operations, deficiency in stockholders' equity, and cash flows for each of the two years in the period ended February 28, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of February 28, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended February 28, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(r) to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" effective March 1, 2006.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP
RBSM LLP

New York, New York
July 3, 2007

IGIA, INC.
(Formerly Tactica International, Inc.)
CONSOLIDATED BALANCE SHEET

February 28,
ASSETS	2007
CURRENT ASSETS:
Cash	$26,780
Accounts receivable, net of allowance for doubtful accounts of $130,598 (Note 2)	33,490
Prepaid expenses	126,651

Total current assets	186,921

Property and equipment, net of accumulated depreciation of $483,754 (Note 4)	114,947

Security deposits	108,280
Total Assets	$410,148

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,882,351
Accounts payable - related party	2,623,362
Accrued expenses (Note 5)	4,383,751
Customer deposits	118,180
Notes payable (Note 6)	284,876
Notes payable - related parties (Note 11)	1,931,407
Callable secured convertible notes (Note 7)	5,782,914
Derivative liability related to callable secured convertible notes	9,952,746
Total current liabilities	29,959,587

LONG TERM LIABILITIES:
Notes payable - long term portion (Note 6)	38,937
Warrant liability related to callable secured convertible notes	180,877
Total long term liabilities	219,814

TOTAL LIABILITIES	30,179,401

Commitments and contingencies (Note 12)

DEFICIENCY IN STOCKHOLDERS’ EQUITY (Note 9):
Preferred stock, Series E, par value $0.001 per share; 3019 shares issued and outstanding	3
Preferred stock, Series G, par value $0.001 per share; 50,000 shares issued and outstanding	50
Common stock, par value $ 0.001 per share; 325,714,177 shares issued and outstanding	325,714
Common stock subscription	2,518
Additional paid -in- capital	14,608,250
Accumulated deficit	(44,705,788)
Total Deficiency in Stockholders’ Equity	(29,769,253)

Total Liabilities and Deficiency in Stockholders’ Equity	$410,148

See accompanying footnotes to the consolidated financial statements

IGIA, INC.
(Formerly Tactica International, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended February 28,
	2007	2006

REVENUES:
Net sales	$6,020,023	$25,532,151
Cost of sales	1,704,992	9,297,707
Cost of sales - related party	-	70,565
Gross profit	4,315,031	16,163,879

OPERATING EXPENSES:
Media advertising	4,084,367	11,178,572
Other selling, general and administrative	7,753,905	11,651,828
Other selling, general and administrative - related party	-	4,580,371
Total operating expenses	11,838,272	27,410,771
LOSS FROM OPERATIONS	(7,523,241)	(11,246,892)

OTHER INCOME (EXPENSES):
Interest expense, net	(5,280,721)	(991,271)
Financing costs	(1,334,519)	-
Unrealized gain (loss) on adjustment of derivative and warrant
liability to fair value of underlying securities	646,403	(5,820,026)
Other	152,635	2,686,417
	(5,816,202)	(4,124,880)
LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(13,339,443)	(15,371,772)

REORGANIZATION ITEMS:
Gain on extinquishment of bankruptcy debts	14,008,772	-
Professional fees	-	(1,786,965)
	14,008,772	(1,786,965)

INCOME (LOSS) BEFORE INCOME TAXES	669,329	(17,158,737)

Income taxes benefit	-	-
NET INCOME (LOSS)	$669,329	$(17,158,737)

Net income (loss) per common share - basic	$0.00	$(0.92)

Net income (loss) per common share - fully diluted	$0.00	$(0.92)

Weighted average common shares outstanding - basic	198,951,091	18,718,114

Weighted average common shares outstanding - fully diluted	27,592,461,199	18,718,114

See accompanying footnotes to the consolidated financial statements

IGIA, INC.
(Formerly Tactica International, Inc.)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY

										Total
							Common	Additional		Deficiency in
	Series E		Series G				Stock	Paid-In	Accumulated	Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Subscription	Capital	Deficit	Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 1, 2005	261,574	$262	-	$-	18,002,933	$18,003	-	$13,942,910	$(28,216,380)	$(14,255,205)

Conversion of Callable Secured Convertible Notes					7,560,000	7,560		92,263		99,823

Issuance of shares in exchange for services rendered					1,000,000	1,000		119,000		120,000

Issuance of preferred shares			50,000	50				1,450		1,500

Net loss									(17,158,737)	(17,158,737)

Balance at March 1, 2006	261,574	$262	50,000	$50	26,562,933	$26,563	$-	$14,155,623	$(45,375,117)	$(31,192,619)

Conversion of Callable Secured Convertible Notes					166,483,500	166,484		245,297		411,781

Issuance of Common stock in connection with bankruptcy settlement					3,037,230	3,037	2,518	83,326		88,881

Issuance of shares in exchange for services rendered					83,775,000	83,775		81,010		164,785

Fair value of options granted								1,590		1,590

Issuance of shares as payment for interest on loans					20,000,000	20,000		67,000		87,000

Conversion of Series E perferred stock	(258,555)	(259)			25,855,514	25,855		(25,596)		-

Net income									669,329	669,329

Balance at February 28, 2007	3,019	$3	50,000	$50	325,714,177	$325,714	$2,518	$14,608,250	$(44,705,788)	$(29,769,253)

See accompanying footnotes to the consolidated financial statements

IGIA, INC.
(Formerly Tactica International, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended February 28,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$669,329	$(17,158,737)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	82,643	66,939
Unrealized gain related to adjustment of derivative and warrant
liability to fair value of underlying securities	(646,403)	5,820,026
Accretion of callable secured convertible notes payable	5,565,508	729,011
Gain on non-cash settlement of bankruptcy debts	(14,784,288)	(2,684,559)
Issuance of Series G preferred stock for services	-	1,500
Issuance of common stock for services	164,785	120,000
Stock options granted	1,590	-
Advertising expenses paid by officers	-	368,200
Interest expense credited to notes payable	204,166	95,302
Inventory valuation allowance	120,442	-
Changes in operating assets and liabilities:
Accounts receivable	654,709	(594,566)
Inventory	323,919	(155,068)
Prepaid advertising	927,343	(831,181)
Other current assets	632,512	(366,315)
Other assets	(108,280)	-
Accounts payable	946,159	3,358,375
Accounts payable - related party	(65,500)	2,643,108
Customer advances	(18,658)	(35,524)
Accrued expenses	2,889,465	1,028,555
Pre-petition liabilities	-	4,534,692

Net cash used in operating activities	(2,440,559)	(3,060,242)

Cash flows from investing activities
Purchases of property and equipment	(31,941)	(45,693)
Net cash used in investing activities	(31,941)	(45,693)

Cash flows from financing activities
Proceeds from loan	250,000	-
Repayment of loan	(3,644)	-
Proceeds from callable secured convertible notes payable	1,527,324	2,676,662
Proceeds from notes payable - related parties	850,000	435,000
Repayment of notes payable - related parties	(132,287)	-
Net cash provided by financing activities	2,491,393	3,111,662
Net increase in cash	18,893	5,727
Cash and cash equipment at beginning of year	7,887	2,160
Cash and cash equivalent at end of year	$26,780	$7,887

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$11,406	$107,341
Cash paid for taxes	$-	$-

See accompanying footnotes to the consolidated financial statements

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

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
February 28, 2007

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

On January 13, 2006, the Bankruptcy Court issued a confirmation order approving the Revised First Amended Plan of Reorganization Proposed by Tactica and IGIA (the "Plan") that provides for Tactica's exit from bankruptcy. On March 28, 2006, a Notice of Effective Date of the Plan was filed with the BankruptcyCourt. Upon being declared effective, the Plan eliminated $14,853,421 of Tactica's pre-petition liabilities. The plan calls for Tactica's pre-petition creditors to receive distributions of the following assets: (i) $2,175,000 cash paid by Tactica's former shareholders; (ii) $700,000 cash paid by Tactica; (iii) $75,000 cash paid by the Registrant, Tactica, and the Board Members; (iv) up to $275,000 cash paid by Innotrac Corporation; (v) the rights and proceeds in connection with avoidance and other actions including uncollected pre-petition invoices payable by a Tactica customer; and (vi) 5,555,033 newly issued shares of the Registrant's common stock that was in number equal to 10% of the outstanding shares of common stock as of the Plan's effective date and is exempted from the registration requirements of Section 5 of the Securities Act of 1933, as amended and State registration requirements by virtue of Section 1145 of the Bankruptcy Code and applicable non-bankruptcy law. Certain post-petition creditors, including firms that provided professional services to Tactica, have submitted a total of approximately $583,000 in claims to the Bankruptcy Court for post-petition administrative expenses. Tactica is reviewing the administrative expense claims to determine whether to seek possible settlements and payment schedules or a resolution by the Bankruptcy Court.

As a result of the Company exiting bankruptcy, the Company recorded a gain on extinguishments of debt of $14,008,772 for the year ended February 28, 2007.

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
February 28, 2007

Tactica's Balance Sheet as of February 28, 2006 and Statement of Operations for the fiscal year ended February 28, 2006 is as follows:

Tactica International, Inc
Debtor-in-Possession
(Unaudited)

Balance Sheet

February 28,
Assets	2006
Due from affiliate	$2,457,115
Other current assets	1,095,289
Total current assets	3,552,404

Property and equipment, net	102,660

Total Assets	3,655,064

Liabilities and Deficiency in Stockholders' Equity
Pre-petition liabilities	$14,853,421
Due to parent	6,905,344
Due to related party	2,476,919
Other current liabilities	9,368,129
Total current liabilities	33,603,813

Total Deficiency in Stockholders' Equity	(29,948,749)

Total Liabilities and Deficiency in Stockholders' Equity	$3,655,064

Statement of Operations
Year Ended
February 28,
2006
Revenues:
Net sales	$20,410,374
Cost of sales	7,982,607
Cost of sales - related party	70,565
Gross profit	12,357,202

Operating Expenses:
Media advertising	8,517,274
Other selling, general and administrative	9,557,383
Other selling, general and administrative - related party	3,784,299
Total Operating Expenses	21,858,956

Loss from Operations	(9,501,754)

Other Income (Expense):
Interest expense, net	(220,270)
Other	2,686,278
2,466,008

Reorganization Item:
Professional fees	(1,786,965)

Net loss before income tax benefit	(8,822,711)

Income tax benefit	-

Net Loss	$(8,822,711)

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007
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

(d) Consideration Paid to Customers

We offer our customers certain incentives in the form of cooperative advertising arrangements, product markdown allowances, trade discounts, cash discounts, and slotting fees. We account for these incentives in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer, ("EITF 01-9"). Markdown allowances, trade discounts, cooperative advertising program participation and cash discounts are all recorded as reductions of Net sales. Customer incentives included in sales approximated $0 and $8,100 for fiscal year 2007 and 2006, respectively.

(e) Shipping and Handling Revenues and Expenses

We report revenue from shipping and handling charges on the Net sales line of our Statements of Operations, in accordance with paragraph 5 of Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs. We only include charges for shipping and handling in Net sales for sales made to direct response customers and retail customers ordering relatively small dollar amounts of product. Our shipping and handling expenses far exceed our shipping and handling revenues. Shipping and handling expenses are included in our Statements of Operations on the Other operating expenses line. Our expenses for shipping and handling for fiscal year 2007 approximated $1,032,000 and $4,975,000 for fiscal year 2006.

(f) Advertising Expense

Advertising expense is comprised of media, agency, and production expenses. In accordance with Statement of Position 93-7, Reporting on Advertising Costs, direct response advertising expenses are charged to expense in the period in which the related revenues are recognized. Certain production costs to produce direct response advertising are capitalized and amortized over the expected life of the advertisement. Amortization expense relating to the production costs for the fiscal year 2007 and 2006 approximated $11,000 and 27,000, respectively. Prepaid advertising was $23,375 as of February 28, 2007.

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
February 28, 2007

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

Innotrac held Tactica's products at its Reno, Nevada facility under terms of the Stipulation and a first priority secured interest in the inventory. On June 23, 2005, the Bankruptcy Court issued the Innotrac Settlement, under which Innotrac has taken the inventory in exchange for full satisfaction of Tactica's liability to Innotrac that was fixed at $3,000,000. Accordingly, the accompanying condensed consolidated balance sheet as of February 28, 2007 excludes the inventory and liabilities associated with the Innotrac Settlement.

The Company recorded a charge of $173,258 and $8,821 for impairment of previously acquired inventory during the fiscal years ending 2007 and 2006, respectively. As of February, 28, 2007, the Company had recorded an inventory impairment allowance on all inventories held.

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

(k) Income Taxes

The Company has adopted Financial Accounting Standard No. 109 ("SFAS 109"), which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. These temporary differences include derivative costs, depreciation, allowance for doubtful accounts, inventory valuation adjustments, accrued expenses and net operating losses. Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured.

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

(o) Net Loss Per Common Share

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). Net loss per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible debt and the exercise of the Company's stock options and warrants (calculated using the treasury stock method), if such effect is dilutive.

As of February 28, 2006, the assumed conversion of convertible debt into 508,000,000 common shares and the exercise of outstanding options and warrants to purchase 17,536,184 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for periods presented. As February 28, 2007, diluted earnings per common share are equal to net earnings divided by the weighted average number of common shares outstanding during the period, including the assumed conversion of convertible debt into 27,042,030,680 common shares and the effect of stock options and warrants to purchase 221,870,000 common shares were included in the computation of diluted earnings per share.

(p) Liquidity

As shown in the accompanying financial statements, the Company has incurred a net loss from operations of $7,523,241 and $11,246,892 during the year ended February 28, 2007 and 2006, respectively. The Company's current liabilities exceeded its current assets by $29,772,666 as of February 28, 2007.

(q) Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and accounts receivable. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $130,598 at February 28, 2007.

(r) Stock Based Compensation

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

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of March 1, 2006. The Consolidated Financial statements as of and for year ended ended February 28, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). The Company did not recognize any stock based compensation expense under SFAS 123 (R) for the year ended February 28, 2007. Pro forma stock based compensation was $24,499 for the year ended February 28, 2006.

Aggregate intrinsic value of options outstanding and options exercisable at February 28, 2007 and 2005 was $0 and $0, respectively. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.0009 as of February 28, 2007, and the exercise price multiplied by the number of options outstanding.

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

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

2006
Net income (loss) as reported	$(17,158,737)

Add: Total stock based employee compensation expense as reported under the intrinsic value method (APB No. 25)	-

Deduct: Total stock based employee compensation expense as reported under the fair value method (SFAS No. 123)	(24,499)

Net loss - Pro Forma	$(17,183,236)

Net loss attributable to common stockholders - Pro forma	$(0.92)

Basic (and assuming dilution) loss per share - as reported	$(0.92)

Basic (and assuming dilution) loss per share - Pro forma	$(0.92)

In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). The Company recognized stock based compensation expense under SFAS 123 (R) of $ 1,590 for the year ended February 28, 2007. During the year ended February 28, 2007, stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

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

(u) Research and Development

The Company accounts for research and development costs in accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs" ("SFAS 2"). Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestones have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company has not incurred any research and product development costs for the fiscal year 2007 or 2006.

(v) Beneficial Conversion Feature and Derivative Financial Instruments

Beneficial Conversion Feature

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

The convertible feature of certain of our convertible notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF Issue No. 00-27,"Application of EITF Issue No. 98-5 to Certain Convertible Instruments," the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. Prior to the debt instruments being in default, the Company amortized the discount using the effective interest method through maturity of such instruments. The Company recorded the corresponding unamortized debt discount related to the BCF and warrants as interest expense when the related instrument was converted into the Company's common stock. The Company accelerated the amortization in the fiscal year ended February 28, 2007 during which the debt instruments were in default.

Derivative Financial Instruments

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

(w) Recent Accounting Developments

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. The effective date of this statement is for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, of the adoption of SFAS 159.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not anticipate that this FASB will have any material impact on our financial condition or results of operations.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. We do not anticipate that this SAB will have any material impact on our financial condition or results of operations.

NOTE 2- ACCOUNTS RECEIVABLE

At February, 28, 2007, accounts receivable was comprised of the following:

Accounts receivable	$164,088
Less: allowance for doubtful accounts	(130,598)

Accounts receivable, net	$33,490

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

NOTE 3- INVENTORY

Inventories are stated at the lower of cost or market determined by the first-in first out method. At February 28, 2007, components of inventories comprise of the following:

Finished goods	$207,432

Less: write down	(207,432)

Total	$-

NOTE 4- PROPERTY AND EQUIPMENT
At February 28, 2007, property and equipment comprised of the following:

	Useful
	lives (years)
Furniture and fixtures	7	$52,108
Leasehold improvements	3	29,306
Computer equipment	5	277,842
Office equipment	5	95,137
Computer software	3	61,110
Tooling costs	1	29,500
Vehicle	5	53,698
		598,701
Less accumulated depreciation		(483,754)
		$114,947

Depreciation and amortization expense was approximately $83,000 and $67,000 for the year ended February 28, 2007 and 2006, respectively.

NOTE 5- ACCRUED EXPENSES

At February 28, 2007, accrued expenses comprised of the following:

Accrued payroll	$1,036,999
Accrued delinquent payroll taxes	273,737
Accrued delinquent sales taxes	801,078
Accrued sales returns and other allowances	1,100,555
Other litigation and other accrued expenses	1,171,383
Total	$4,383,751

NOTE 6- NOTES PAYABLE

On April 4, 2006, the Company entered into a loan agreement to borrow up to $250,000 for purchases of products. Advances under the loan agreement are charged with a 4% service fee and begin to bear interest at a rate of 25% per annum after unpaid advances are outstanding 30 days from the date of the advance. On November 10, 2006, the Company converted $35,000 of interest and fees due (based on a closing price of $0.0035) on borrowings into 10,000,000 shares of common stock. As of February 28, 2007, the balance due on this loan is $277,990, including interest.

In July 2006, the Company financed the purchase of a new automobile for $49,469 and traded in its old automobile. The loan bears interest at 8.84% per annum and is payable in 72 equal installments of $888 per month.

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

A summary of loans payable at February 28, 2007 is as follows:

Loan payable, including unpaid interest - 4% service fee for each advance, 25% per annum for unpaid advances outstanding for 30 days	$277,990
Bank loan - 8.84% per annum, 72 monthly principal and interest payments of $888	45,823
Total	323,813
Less: current portion	(284,876)
Loan payable - long term portion	$38,937

As of February 28, 2007, loans payable outstanding mature as follows:

2008	$284,876
2009	8,459
2010	8,459
2011	8,459
2012 and thereafter	13,560

Total	$323,813

NOTE 7-CALLABLE SECURED CONVERTIBLE NOTES

A summary of Callable Secured Convertible Notes at February 28, 2007 is as follows:

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
$2,496,283

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
760,000

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
492,112

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
500,000

Callable Secured Convertible Notes issued on February 1, 2007; 15% per annum based upon a default rate of interest; due three years from the date of issuance; Noteholder has the option to convert unpaid note principal of the Company’s common stock at the lower of (i) $0.04 or (ii) 25% of the average of the three lowest intra-day trading prices for the common stock on a principal market for the 20 trading days before, but not including, the conversion date. The Company granted the Noteholder a security interest in substantially all of the Company’s assets and intellectual property and registration rights.
200,000
Subtotal	4,448,395
Default payment (*)	1,334,519
Total	5,782,914
Less: current portion	(5,782,914)
Callable Secured Convertible Note Payables - long term portion	$—

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

(*) The Company is in default of the terms of the Callable Secured Convertible Notes. The investors have the right under the Callable Secured Convertible Notes to deliver to the Company a written notice of default. In the event that a default is not cured within ten days of notice, the Callable Secured Convertible Notes shall become immediately due and payable at an amount equal to 130% of outstanding principal plus amounts due for accrued interest and penalty provisions. The Company has not received a written notice of default. In accordance with the default terms of the convertible debt agreements, the Company accrued financing costs related to a default premium equal to 30% of the outstanding principal of $4,448,395 as of February 28, 2007. The total default premium charge was $1,334,519 during the year ended February 28, 2007.

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

As of February 28, 2007, the Company is in default of interest payment obligations on the $3,000,000 Callable Secured Convertible Notes. Interest accrues at 8% per annum and is payable quarterly following prepayment of the first year ended interest due. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into the Company’s common stock, at the investors' option. To date, the investors have opted to only convert principal and the Company has not made quarterly interest payments. Therefore the Company is accruing interest at a default rate of 15% per annum.

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

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

As of February 28, 2007, the Company is in default of interest payment obligations on the $760,000 Callable Secured Convertible Notes issued on June 7, 2006. Interest accrues at 6% per annum and is payable quarterly. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into the Company's common stock, at the investors' option. To date, the investors have not opted to convert any principal or interest and the Company has not made the first quarterly interest payment that was due on September 7, 2006. Interest on the $760,000 Callable Secured Convertible Notes accrues at a default rate of 15% per annum.

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

As of February 28, 2007, the Company is in default of interest payment obligations on the $500,000 Callable Secured Convertible Notes issued on July 27, 2006. Interest accrues at 6% per annum and is payable quarterly. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into the Company's common stock, at the investors' option. To date, the investors have not opted to convert any principal or interest and the Company has not made the first quarterly interest payment that was due on October 27, 2006. Interest on the $500,000 Callable Secured Convertible Notes accrues at a default rate of 15% per annum.

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

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

As of February 28, 2007, the Company is in default of interest payment obligations on the $500,000 Callable Secured Convertible Notes issued on November 6, 2006. Interest accrues at 6% per annum and is payable quarterly. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into the Company’s common stock, at the investors’ option. To date, the investors have not opted to convert any principal or interest and the Company does not expect to pay the first quarterly interest payment that is due February 6, 2007. Interest on the $500,000 Callable Secured Convertible Notes accrues at a default rate of 15% per annum.

February 2007 Securities Purchase Agreement:

The Company entered into a Securities Purchase Agreement with four accredited investors on February 1, 2007 for the issuance of an aggregate of $200,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 20,000,000 shares of the Company's common stock. In exchange, the Company received net proceeds of $173,528.11 after deducting expenses of $26,471.89. The Convertible Notes accrue interest at 6 % per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.04 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, the conversion date. Interest is due and payable quarterly, except in any month in which the Company's trading price, as defined, is greater than $.00875. The full principal amount of the Callable Secured Convertible Notes is due upon default. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.009 per share. In addition, the conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants will be adjusted in the event that the Company issues common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the Selling Stockholders' position. The Selling Stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by the Investors and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, the Company has granted the Investors registration rights and a security interest in substantially all of the Company's assets and a security interest in its intellectual property.

At of February 28, 2007, the Company expects to be in default of interest payment obligations on the $200,000 Callable Secured Convertible Notes issued on February 1, 2007. Interest accrues at 6% per annum and is payable quarterly. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into the Company’s common stock, at the investors’ option. To date, the investors have not opted to convert any principal or interest and the Company does not expect to pay the first quarterly interest payment that is due May 1, 2007. Interest on the $200,000 Callable Secured Convertible Notes accrues at a default rate of 15% per annum.

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

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

•
Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase in the intrinsic value of the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at February 28, 2007.

•
The income (expense) relating to the increase in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as an other income (expense) item in the form of an unrealized gain (loss) on adjustment of derivative and warranty liability to fair value.

•	Accreted principal of $1,674,185 as of February 28, 2007.

The following table summarizes the various components of the convertible debentures as of February 28, 2007:

Callable Secured Convertible Notes	$4,448,395
Default payment	1,334,519
5,782,914
Unamortized discount	( -)

Total Callable Secured Convertible Notes	$5,782,914

As a result of the decrease (increase) in the Company stock price, the Company recorded an unrealized gain (loss) on the adjustment of derivative and warrant liability to fair value of the underlying securities of $646,402 and ($5,820,026) for the years ended February 28, 2007 and 2006, respectively.

NOTE 8-INCOME TAXES

The provision for income taxes for the fiscal years 2007 and 2006 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

The tax effects of significant temporary differences representing deferred tax assets at February 28, 2007 were as follows:

Net operating loss carryforwards	$6,250,000
Valuation allowance	(6,250,000)

Net deferred tax assets	$-

At February 28, 2007, the Company had net operating loss carry forwards of approximately $25.0 million. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Given the uncertainty over the Company's ability to continue as a going concern, realization of the deferred tax assets is more likely than not, therefore the asset is fully offset by a valuation allowance.

As of the end of fiscal year 2006, the net operating loss carryforwards included in the gross deferred tax asset totaling approximately $25.0 million will expire if not utilized by fiscal year 2027.

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

The components of income tax expense were as follows:

Current	$-
Deferred	-

$-

NOTE 9- CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 shares of common stock and 1,000,000 shares of preferred stock, of which 261,574 have been designated Series E convertible preferred stock and 50,000 have been designated Series G preferred stock. As of February 28, 2007, the Company had issued and outstanding 325,714,177 shares of common stock, 3,019.07 shares of Series E convertible preferred stock and 50,000 shares of Series G preferred stock.

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

As of February 28, 2007, there were 3,019.07 shares of our Series E Convertible Preferred Stock issued and outstanding. All issued and outstanding shares of Series E Convertible Preferred Stock will automatically convert into an aggregate of 301,907 shares of our Common Stock upon satisfaction of certain shareholder requirements.

Series G Preferred Stock

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

As of February 28, 2007, there were 50,000 shares of Series G preferred stock issued and outstanding. Current holders of Series G preferred stock (i) have general ratable rights to dividends from funds legally available therefore, when, as and if declared by the Board of Directors; (ii) are entitled to share ratably in all assets available for distribution to stockholders upon liquidation, dissolution or winding up of the Company's affairs; (iii) do not have preemptive, subscription or conversion rights, nor are there any redemption or sinking fund provisions applicable thereto; and (iv) are entitled to 10,000 votes per share on all matters on which stockholders may vote at all stockholder meetings. The preferred stock does not have cumulative voting rights.

Common Stock

Holders of the Callable Secured Convertible Notes dated March 23, 2005 exercised a series of partial conversions and were issued 144,483,500 shares of common stock at a conversion price averaging approximately $.0028 per share.

Holders of the Callable Secured Convertible Notes dated July 27, 2006 exercised a series of partial conversions and were issued 22,000,000 shares of common stock at a conversion price averaging approximately $.0004 per share.

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

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

On January 4, 2007, the Company issued 2,000,000 shares of common stock to a consultant in exchange for legal services pursuant to a compensation agreement dated August 7, 2006. The shares were valued at $5,000 (based on a closing price of $0.0025)

On January 8, 2007, the Company issued 8,000,000 shares of common stock to each of Mr. Sivan and Mr. Prem Ramchandani in accordance with Management Retention Agreements dated December 20, 2006 and 24,000,000 shares of common stock to consultants in accordance with compensation agreements dated December 19, 2006. Collectively, these shares were valued at $100,000 (based upon a closing price of $.0025).

On February 20, 2007, the Company issued 10,000,000 shares of common stock to a consultant in accordance with a compensation agreement dated December 19, 2006. The shares were valued at $12,000 (based upon a closing price of $.0012).

On February 21, 2007, the Company issued 10,000,000 shares of common stock to a vendor as repayment of accounts payable and future services and 10,000,000 to a consultant in exchange for legal services pursuant to a compensation agreement dated August 7, 2006. Collectively, these shares were valued at $20,000 (based upon a closing price of $.0010).

On February 27, 2007, the Company issued 10,000,000 of common stock to a vendor for payment of services. The shares were valued at $18,200 (based on a closing price of $.00182).

Warrants

As of February 28, 2007, there were outstanding warrants to purchase 6,000,000 shares of common stock at $.03 per share that are exercisable within a five-year period ending March 23, 2010 through April 19, 2010 and outstanding warrants to purchase 195,000,000 shares of common stock at $.09 per share that are exercisable within a seven-year period ending June 7, 2013 through January 31, 2014.

Non-Employee Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company as of February 28, 2007:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.03	6,000,000	3.34	$0.03	6,000,000	$0.03
$ 0.09	50,000,000	6.27	$0.09	50,000,000	$0.09
$ 0.09	75,000,000	6.41	$0.09	75,000,000	$0.09
$ 0.09	50,000,000	6.69	0.09	50,000,000	$0.09
$ 0.09	20,000,000	6.93	$0.09	20,000,000	$0.09
	201,000,000	6.47	$0.09	201,000,000	$0.09

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 1, 2006	6,100,000	$.05
Granted	195,000,000.09
Canceled or expired	(100,000)	1.00
Exercised	—	—
Outstanding at February 28, 2007	201,000,000	$.09

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

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

Warrants issued in conjunction with the securities purchase agreement dated November 2006:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.69%
Expected stock price volatility	414%
Expected dividend payout	—
Expected warrant life-years (a)	7.00

(a) The expected option life is based on contractual expiration dates.

Warrants issued in conjunction with the securities purchase agreement dated February 2007:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.84%
Expected stock price volatility	400%
Expected dividend payout	—
Expected warrant life-years (a)	7.00

(a) The expected option life is based on contractual expiration dates.

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees, directors and consultants of the Company under a non-qualified employee stock option plan.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$ 0.02	570,000	4.00	$0.02	570,000	$0.02
$ 0.006	300,000	4.50	$0.006	300,000	$0.006
	870,000	4.17	$0.015	870,000	$0.015

 A summary of the Company's stock option activity and related information is as follows:

		Weighted
		Average
	Number of	Price Per
	Shares	Share
Outstanding at February 28, 2006	1,275,000	$0.02
Granted	300,000	0.006
Canceled or expired		-
Forfeited	(705,000)	0.02
Outstanding at February 28, 2007	870,000	$0.015

For the year ended February 28, 2006:
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.55%
Expected stock price volatility	280%
Expected dividend payout	—
Expected option life-years (a)	5.00

(a) The expected option life is based on contractual expiration dates.

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

For the stock options granted September 1, 2006:
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.68%
Expected stock price volatility	412%
Expected dividend payout	—
Expected option life-years (a)	5.00

(a) The expected option life is based on contractual expiration dates.

NOTE 10- CASH FLOWS

The following are non-cash transactions for the year ended February 28, 2007:

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

The following are non-cash transactions for the year ended February 28, 2006:

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
February 28, 2007

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

Cash paid for interest during the fiscal year ended February 28, 2007 and 2006 was $11,406 and $107,341, respectively. Cash paid for taxes during the fiscal year ended February 28, 2007 and 2006 was $0 and $0, respectively.

The Company recognized non-cash gains from settlements of debts totaling $2,684,559, including the $2,672,946 settlement with Helen of Troy Limited as discussed in Note 1.

NOTE 11- RELATED PARTY TRANSACTIONS

The Company has $2,623,362 in accounts payable to Brass Logistics LLC, a provider of inventory warehousing and customer order fulfillment services. Mr. Sivan, Mr. Ramchandani and a shareholder have an ownership interest in Brass Logistics LLC. The Company purchased $0 and $4,650,936 in services from Brass Logistics LLC in the year ended February 28, 2007 and 2006, respectively. Fees and costs under the June 14, 2004 agreement fluctuate based upon the amount of orders placed and fulfilled. The contract provides for the provision of services for an indefinite term.

From time to time, Mr. Sivan and Mr. Ramchandani have paid certain advertising expenses on behalf of the Company and have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 8% per annum. On October 4, 2006, the Company converted $52,000 of interest due (based on a closing price of $0.0052) on the notes into an aggregate of 10,000,000 shares of common stock. As of February 28, 2007, the balance due to Mr. Sivan and Mr. Ramchandani collectively was $1,288,417, including accrued interest, and is included in Notes Payable - related parties.

On December 8, 2004, Tactica entered into a Credit Agreement with Tactica Funding 1, LLC ("Tactica Funding"). Mr. Sivan is a member and Mr. Ramchandani is a manager and a member of Tactica Funding. Under the Credit Agreement, Tactica Funding agreed to provide Tactica with a secured loan of up to an aggregate principal amount of $300,000 (the "Loan"), to provide funds for Tactica's continued ordinary course of operations and working capital needs, as evidenced by a promissory note. The Loan bears interest at a rate of 9% per annum and is payable monthly. Notwithstanding the foregoing, the Loan bears a default rate of interest of 12% per annum. As security for the Loan, Tactica granted to Tactica Funding a first priority security interest in substantially all of the assets of Tactica, except as to permitted liens for which the Tactica Funding security interest is junior and subordinate, including the Callable Secured Convertible Notes and certain carve out expenses that Tactica incurred for professional fees and other bankruptcy case matters. As of February 28, 2007, the Company owed $300,000 of note principal and unpaid interest of $35,940, which is included in Notes Payable - related parties.

On March 13, 2006, APA International LLC advanced $250,000 to the Company for working capital purposes in the form of an unsecured promissory note, accruing interest at 8% per annum. As of February 28, 2007, the balance due to APA International LLC was $307,050 including accrued interest, and is included in Notes Payable - related parties. Mr. Sivan, Mr. Ramchandani and a shareholder own APA International LLC

On March 31, 2005, the Company issued 25,000 shares of Series G preferred stock to each of Avi Sivan, the Chief Executive Officer of the Company, and Prem Ramchandani, the President of the Company. The Series G preferred stock was issued to Mr. Sivan and Mr. Ramchandani in consideration of the fact that in connection with the recent financing obtained by the Company, Mr. Sivan and Mr. Ramchandani agreed to pledge all of their equity ownership in the Company to secure the obligations of the Company. Without such pledge of equity, including a pledge of the Series G preferred stock by Mr. Sivan and Mr. Ramchandani, the transaction would not have been consummated. The stated value of the Series G preferred stock at the time of issuance was $0.03 per share. As of February 28, 2007, there were 50,000 shares of Series G preferred stock issued and outstanding.

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

NOTE 12- COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office facility under a non-cancelable operating lease expiring in April 2008. Net rent expense for years ended February 28, 2007 and 2006 was $141,591and $184,319 respectively.

Future remaining minimum rentals for non-cancelable operating leases with terms in excess of one year as of February 28, 2007 were as follows:

2008	$302,407
2009	190,595
$790,556

The Company subleases office space on a month-to-month basis under cancelable operating leases. Rental income derived from such leases for 2007 and 2006 totaled $148,050 and $0, respectively and is included in Other Income.

Bankruptcy

a)
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

b)
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

Litigation

Included in the results of operations for the year ended February 28, 2007 and in accrued expenses at February 28, 2007 are costs incurred or accrued related to litigation and contingencies arising in the normal course of business. The Company is unable to predict the extent of its ultimate liability with respect to any and all future litigation matters. The costs and other effects of any future litigation, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in the below litigation could have a material adverse effect on the Company’s financial condition and operating results. The following is a summary of our current litigation:

a)
Claim of Singer Worldwide LLC and KSIN Luxembourg III, S.ar.I. for $30,000.00 in costs incurred under a April 2, 2003 license agreement with Tactica International, Inc.; the Company is required by a Consent Order for Permanent Injunction dated January 16, 2006, to make twelve monthly payments in 2007 as settlement of the remaining costs, to maintain and staff a dedicated toll-free customer service telephone number and perform certain other administrative tasks. Singer filed a contempt motion that in Bankruptcy Court concerning noncompliance with the Consent Order that was heard in June 2007, and the Company has addressed the noncompliance complaints, however the Company has objected to Singer’s request to pay Singer’s legal costs for filing the motion of approximately $15,000, which is currently scheduled to be heard in Bankruptcy Court on July 19, 2007.

b)
Tactica has entered into a stipulated settlement agreement and confession of judgment with DLA Piper Rudnick Gray Cary US LLP for payment of $204,033 for services in connection with resolution of its post-petition administrative claims and disputed pre-petition claims.

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

c)
On July 7, 2006, IGIA was served with a Summons and Complaint filed in Los Angeles County Superior Court, Los Angeles, California by a major carrier. The Complaint seeks payment by IGIA of $783,344.86 plus $195,836.22 of collection costs and an unspecified amount of interest thereon as compensation for the breach of a contract between the major carrier and Brass Logistics, LLP. The Complaint alleges that Brass Logistics, LLP shipped packages using the services of the major carrier and failed to pay for the services. The Complaint further alleges that shipments contained products sold by IGIA and therefore benefited IGIA. IGIA believes that it has adequately reflected in its consolidated financial statements as of May 31, 2006, the liability for fulfillment services rendered by Brass Logistics, LLP that are the subject of the Complaint. . The Company filed an answer and is currently seeking to replace counsel it had retained in California. Discovery is ongoing and IGIA intends to vigorously defend this action. A trial date has been set in August 2007.

d)
A civil complaint was filed on December 2, 2005 in the United States District Court Southern District of New York by Hughes Holdings, LLC, Global Asset Management, LLC, Allied International Fund, Inc., Robert DePalo, Gary Schonwald and Susan Heineman as plaintiffs against Peter Zachariou, Fountainhead Investments, Inc., Accessible Development, Corp., Allan Carter, Chadel, Ltd., John D'Avanzo, Jason Fok, Tabacalera, Ltd., Terrence DeFranco, Altitude Group, LLC, Virginia Casadonte, Shai Bar Lavi and IGIA, Inc. and its officers and directors. The plaintiffs claim for $279,480.60 plus costs, interest and punitive damages is alleged to have resulted from their holdings of securities issued by Diva Entertainment, Inc. and, subsequent to the Company's June 2004 reverse merger, those of IGIA, Inc. The Diva parties filed a counterclaim against the DePalo parties and a cross-claim against certain of the IGIA parties seeking in excess of $2.3 million; disgorgement of any profits realized by the DePalo parties and punitive damages. In June 2007, the Company entered into a settlement agreement that provides for the Company to issue a $300,000 convertible debenture, the liability for which has been provided for in its financial statements as of February 28, 2007. The Company is in discussions concerning terms for the convertible debenture and effectuating the final settlement.

e)
In February 2006, Shopflash, Inc., a wholly owned subsidiary of the Company, began working with a media placement agent for direct response sales campaigns regarding two household products that Shopflash, Inc. has sold. The media placement agent placed the Shopflash, Inc. advertisements on television and the Internet and provided additional campaign support that allowed Shopflash, Inc. to further develop the campaigns. According to the agreement between the parties, the media placement agent receives fees and has a security interest in goods and proceeds related to the campaigns. The media placement agent has acted to exercise contractual rights to assume control over the sales campaigns. As a result, Shopflash, Inc. has discontinued its participation in the two sales campaigns. Shopflash, Inc. filed suit against DC Media Capital seeking damages resulting from the manner that they managed the sales campaigns and have withheld customer information needed by Shopflash to service customers. DC Media Capital has filed a lawsuit against Shopflash, Inc., Avi Sivan, Prem Ramchandani and Kurt Streams seeking $3,000,000 plus punitive damages and recovery costs, an amount that substantially exceeds the $1.6 million amount DC Media Capital previously sought. Motions to dismiss both of the actions are filed and opposed and the matters may be consolidated.

f)
On September 22, 2006, an adversary proceeding was filed in the U.S. Bankruptcy Court, Eastern District of New York by H.Y. Applied under Data Services, Inc (a debtor in possession) against Shopflash, Inc. & Tactica International asserting for fulfillment services, allegedly provided for the two companies, both of which are wholly owned subsidiaries of IGIA. The claim against Tactica is for $1,660.57, the claim against Shopflash is for $54, 661.80. In January 2007, the bankruptcy of H.Y. Applied Inter Data Services, Inc. was converted to a Chapter 7 proceeding with a court appointed trustee handling the matter and asserting the claims in the U.S. Eastern District Bankruptcy Court. Both claims are disputed by the Company, which believes that the services claimed were not performed; that the Company was overcharged, and falsely billed, and that H.Y. Applied Data Services, Inc. converted funds and product belonging to the Company to, and that H.Y. Applied Data Services, Inc. actually owes in excess of $100,000.00 dollars to the Company. The Company has asserted an answer with counterclaims. Discovery is ongoing.

g)
An assignee of United Parcel Service filed suit against Tactica International seeking $152,299.06 for shipping services allegedly provided to IGIA. The Company is challenging the liability in the litigation.

h)
The American Express Merchant Services Company asserted a claim on March 27, 2007 in Los Angeles County Superior Court in the amount of $324,941.87 against Brass Logistics, LLC, a fulfillment house used by the company in the past, the President of Brass Logistics and Tactica International. The plaintiff alleges that these services were provided on behalf of Tactica. The Company is seeking counsel in California and the parties have had preliminary settlement discussions.

i)
Klestadt & Winters, LLP, a law firm previously employed by the company has commenced an action for legal fees allegedly earned in the total amount of $24,180.41. The action is pending in the Civil Court of the City of New York. The company has filed a response to the action and is engaged in settlement discussions with the plaintiff. The Company defeated a motion of summary judgment by the plaintiff and the action is scheduled to go to trial on July 18, 2007.

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

j)
On February 28, 2007, an Agreed Final Order was executed and approved by the Circuit Court of Kanawha County in West Virginia that settled a civil enforcement action brought by the State of West Virginia, through its Attorney General, against IGIA, Inc. and Prem Ramchandani, individually and as President of IGIA, Inc. The settlement requires IGIA, Inc. to pay the State of West Virginia a civil penalty in the amount of $176,139.27, to be paid in equal monthly installments of $10,000 beginning March 5, 2007, with the final payment to be made on October 6, 2008. IGIA, Inc. also agreed not to transact business in the State of West Virginia until the full settlement amount has been paid. The State of West Virginia agreed that the civil penalties paid by IGIA, Inc. shall be used by the State to provide restitution to eligible consumers. In the settlement IGIA and Mr. Ramchandani did not admit any of the allegations contained in the State’s complaint.

k)
The Attorney General of the State of Kansas has asserted a claim against the Company for alleged unfair trade practices. The matter appears to be resolved upon the entry of a consent judgment and the payment of up to $6,000. The terms are currently being negotiated.

l)
The Attorney General of the State of Missouri has asserted a claim against Brass Logistics, LLC and Tactica International, Inc. for alleged unfair trade practices. The action seeks full restitution for all aggrieved Missouri consumers, a civil penalty of $1,000 per actual violation and a payment to the State equal to 10% of the restitution and penalties. Tactica’s answer is due on or about June 23, 2007. Based on Tactica’s preliminary review of customer records, the population of Tactica’s Missouri customers who purchased vacuum cleaners was less than 10 customers. The Company plans to answer the complaint and work with the Attorney General’s office to resolve the matter.

m)
On November 26, 2006, Moore Wallace North America, Inc, the lessor of subleased premises formerly occupied by the company’s wholly owned subsidiary, Tactica International, Inc. has obtained a judgment against Tactica for $45,572.92, in the Civil Court of the City of New York, in connection with Tactica’s former occupancy of the premises located at 521 Fifth Avenue, New York, New York.. The Company recognizes the need to resolve this matter, and intends to open discussions towards that end, in the near future.

n)
Rite Aid was sued by an individual who alleges injury caused by a product purchased from Rite Aid. Rite Aid is defending against the claim and has sued IGIA, Inc., the alleged product supplier, for any damages that may result. The amount of claims has not yet been established. We intend to defend the foregoing lawsuit vigorously, but, because the lawsuit is still in the preliminary stages, we cannot predict the outcome and are not currently able to evaluate the likelihood of success or the range of potential loss, if any, that might be incurred in connection with the action.

o)
The Telemarketing Company, a telemarketing firm previously employed by the Company has commenced an action for service fees allegedly earned in the total amount of $8,485.88 in the First Civil Court of Cook County, Illinois, and obtained a default judgment. The Company is engaged in settlement discussions with the plaintiff.

Payroll Taxes

At February 28, 2007, the Company is delinquent with remitting payroll taxes of approximately $273,737, including estimated penalties and interest related to payroll taxes withheld since July 2006. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further.

Sales Taxes

At February 28, 2007, the Company is delinquent with remitting sales taxes of approximately $801,078, including related estimated penalties and interest related to sales taxes withheld since 2005 in the states of New York and California. The Company has recorded the delinquent sales taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further.

Default of Callable Secured Convertible Notes

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007

The Company is in default of the terms of the Callable Secured Convertible Notes. The investors have the right under the Callable Secured Convertible Notes to deliver to the Company a written notice of default. In the event that a default is not cured within ten days of notice, the Callable Secured Convertible Notes shall become immediately due and payable at an amount equal to 130% of outstanding principal plus amounts due for accrued interest and penalty provisions. The Company has not received a written notice of default. In accordance with the default terms of the convertible debt agreements, the Company accrued financing costs related to a default premium equal to 30% of the outstanding principal of $4,448,395 as of February 28, 2007. The total default premium charge was $1,334,519 during the year ended February 28, 2007.

NOTE 13- SUBSEQUENT EVENTS

Subsequent to the date of the balance sheet, holders of the Callable Secured Convertible Notes dated July 27, 2006 exercised a series of partial conversions and were issued 27,920,000 shares of common stock at a conversion price averaging approximately $.0001 per share.

During the period from March 7, 2007 through June 11, 2007, the Company issued 50,000,000 shares of common stock to a consultant in exchange for legal services pursuant to the Company’s 2007 Incentive Stock Plan filed on February 13, 2007 under Form S-8. The shares were valued at $50,000 (based on the cost of services performed).

A civil complaint was filed on December 2, 2005 in the United States District Court Southern District of New York by Hughes Holdings, LLC, Global Asset Management, LLC, Allied International Fund, Inc., Robert DePalo, Gary Schonwald and Susan Heineman (the “DePalo parties”) as plaintiffs against Peter Zachariou, Fountainhead Investments, Inc., Accessible Development, Corp., Allan Carter, Chadel, Ltd., John D'Avanzo, Jason Fok, Tabacalera, Ltd., Terrence DeFranco, Altitude Group, LLC, Virginia Casadonte, (the “Diva parties”), Shai Bar Lavi and IGIA, Inc. and its officers and directors (the “IGIA parties”). The DePalo parties claim for $279,480.60 plus costs, interest and punitive damages is alleged to have resulted from their holdings of securities issued by Diva Entertainment, Inc. and, subsequent to the Company's June 2004 reverse merger, those of IGIA, Inc. The Diva parties filed a counterclaim against the DePalo parties and a cross-claim against certain of the IGIA parties seeking in excess of $2.3 million; disgorgement of any profits realized by the DePalo parties and punitive damages. In June 2007, the Company entered into a settlement agreement that provides for the Company to issue a $300,000 convertible debenture, the liability for which has been provided for in its financial statements as of February 28, 2007. The Company is in discussions concerning terms for the convertible debenture and effectuating the final settlement.

The Company entered into a Securities Purchase Agreement with three accredited investors on June 7, 2007 for the issuance of an aggregate of $180,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 20,000,000 shares of the Company's common stock. In exchange, the Company received net proceeds of $170,000.00 after deducting expenses of $10,000. The Convertible Notes accrue interest at 6 % per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.04 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, the conversion date. Interest is due and payable quarterly, except in any month in which the Company's trading price, as defined, is greater than $.00875. The full principal amount of the Callable Secured Convertible Notes is due upon default. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.009 per share. In addition, the conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants will be adjusted in the event that the Company issues common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the Selling Stockholders' position. The Selling Stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by the Investors and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, the Company has granted the Investors registration rights and a security interest in substantially all of the Company's assets and a security interest in its intellectual property.

The Company expects to be in default of interest payment obligations on the $180,000 Callable Secured Convertible Notes issued on June 7, 2007. Interest accrues at 6% per annum and is payable quarterly. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into the Company’s common stock, at the investors’ option. To date, the investors have not opted to convert any principal or interest.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

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

Evaluation of Disclosure Controls and Procedures

As of February 28, 2007, our management carried out an evaluation, under the supervision of our Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act.  Based on their evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of February 28, 2007 to ensure timely reporting with the Securities and Exchange Commission. Our management is seeking additional working capital that will be necessary for addressing deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including the Chief Executive Officer and Interim Chief Financial Officer, respectively also conducted an evaluation of our internal controls over financial reporting to determine whether any changes occurred during the fiscal year ended February 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the preparation of our financial statements as of and for the fiscal year ended February 28, 2007, we concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, we determined the need to obtain additional working capital that could be used, in part, to initiate changes in internal controls. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Deficiencies and Corrective Actions Relating to Our Internal Controls over Financial Reporting and Disclosure Controls and Procedures

During the course of the preparation of our February 28, 2007 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of revenue recognition, liability recognition and inventory accounting. Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

a)
In order to review the financial condition and prepare the financial disclosures in this document, the Company’s internal personnel did detailed validation work with respect to all consolidated balance sheet account balances to substantiate the financial information that is contained in this Form 10-KSB. Additional analysis was performed on consolidated income statement amounts and compared to prior period (both year over year and consecutive period) amounts for reasonableness. Management is in the process of obtaining additional working capital that would be needed for implementing a more effective system of controls, procedures and other changes in the areas of revenue recognition, liability recognition and inventory accounting to insure that information required to be disclosed in this annual report on Form 10-KSB has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and has developed procedures to address them to the extent possible given limitations in financial and manpower resources. Our internal controls depend on an effective integration of our records with the activity reporting systems of certain third party service providers, including our fulfillment service providers and our credit card processors. When we engage a new fulfillment service provider or credit card processor, as we did during the fiscal year ended February 28, 2007, we need to integrate our records with their activity reporting systems. Among the changes needed to be implemented are:

Revenue and Liability Recognition
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

Our officers have been working with the Board of Directors to address the improvements regarding deficiencies in the disclosure controls and procedures. We are currently engaged in seeking additional working capital that will be required for the implementation of new internal control procedures. Management expects that new associated procedures, once implemented, will correct the deficiencies and will result in disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act, which will timely alert the Chief Executive Officer and Interim Chief Financial Officer to material information relating to our company required to be included in our Exchange Act filings.

(a)	Changes in internal controls

During the fiscal year ended February 28, 2007, we decreased the number of employees, including accounting and other administrative personnel who were responsible for processing and recording our activity, which has decreased the effectiveness of our internal controls. We intend to hire personnel needed to operate the business and internal controls should we obtain additional working capital.

ITEM 8B - OTHER INFORMATION

None
PART III

ITEM 9 - DIRECTORS AND OFFICERS OF THE REGISTRANT

Our executive officers and directors and their respective ages and positions as of the date hereof are as follows:

Names	Ages	Position
Avi Sivan	44	Chairman of the Board and Chief Executive Officer
Prem Ramchandani	59	President, Interim Chief Financial Officer, Treasurer and Director
Yehiel Ben-Harush	38	Director

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

Prem Ramchandani, President, Interim Chief Financial Officer, Treasurer and a Director since June 11, 2004, he has served as Tactica’s President, Treasurer and Director since March 2000. From 1997 until March 2000, he served as Chief Operating Officer of Tactica International, LLC. From 1983 until 1994, Mr. Ramchandani served as President of Investment Planning Group, a private firm providing investment analysis and financing for real estate transactions. In 1975, he was a founder of the Urban Academy for Management, a privately held consulting firm that provided financial management and technical assistance services. Mr. Ramchandani received an MBA in finance in 1972 from Columbia University in New York, and in 1970 a BTech degree in Chemical Engineering from the Indian Institute of Technology.

Yehiel Ben-Harush, Director, since July 14, 2006. Mr. Ben-Harush is currently the President of Interbelmont Realty Corp., a company which provides services in connection with real estate purchased for investment, which he founded in July 1998. From March 1995 through June 1998 Mr. Ben-Harush was the Director of Residential Sales for Dwelling Quest Realty.

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

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more then 10 percent of the Company's Common Stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Specific due dates for such reports have been established by the Commission and the Company is required to disclose any failure to file reports by such dates. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended February 28, 2007, there was no failure to comply with Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders.

Code of Ethics

Because we are an early-development stage company with limited resources, we have not yet adopted a "code of ethics", as defined by the SEC, that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller and persons performing similar functions. We are in the process of drafting and adopting a Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation paid to our Chief Executive Officer and the other executive officers who earned more than $100,000 per year at the end of the last completed fiscal year. We refer to all of these officers collectively as our "named executive officers."

Summary Compensation Table update for stock

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Avi Sivan Chief Executive Officer	2006 2007	496,154 490.000	0	0 20,000	0 0	0 0	0 0	31,204 0	527,358 510,000
Prem Ramchandani President and Interim Chief Financial Officer	2006 2007	496,154 490,000	0 0	0 20,000	0 0	0 0	0 0	48,111 0	544,265 510,000

Options Grants

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

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
None.

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
None.

Non-employee directors receive $1,000 for each meeting of the Board of Directors attended, as well as reimbursement of reasonable out of pocket expenses incurred in connection with the attendance of meetings of the Board of Directors.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock (assuming conversion of all of the issued and outstanding shares of Series E Preferred Stock) as of July 13, 2007 and as adjusted to reflect the maximum number of shares of our common stock which may issued upon conversion of the Convertible Preferred Stock by:

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

		Amount and Nature
Title of Class	Name of Beneficial Owner	of Beneficial Owner	Percent of Class

Common Stock	Avi Sivan(1)(2)	10,147,500	2.50%

Common Stock	Prem Ramchandani(1)(2)	12,697,500	3.13%

Common Stock	Yehiel Ben-Harush(2)	100,000	0.02%

Common Stock	All directors and named executive officers as a group	22,945,000	5.66%

(1)
Avi Sivan and Prem Ramchandani each pledged 9,947,500 shares of common stock to New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC in connection with the sale of an aggregate of $3,000,000 principal amount of Callable Secured Convertible Notes.

(2)	Includes options issued, which are exercisable immediately, as follows: Sivan - 200,000; Ramchandani - 200,000; and Ben-Harush - 100,000.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Series G Preferred	Avi Sivan(2)	25,000(1)	50.0%

Series G Preferred	Prem Ramchandani(2)	25,000(1)	50.0%

(1)	Shares of Series G Preferred Stock are not convertible to common stock and have no liquidation preference. The holders of the Series G Preferred Stock are entitled to 10,000 votes per share.
(2)
Avi Sivan and Prem Ramchandani each pledged 9,947,500 shares of IGIA Common Stock and 25,000 shares of their IGIA Series G Preferred Stock to New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC in connection with the sale of an aggregate of $3,000,000 principal amount of Callable Secured Convertible Notes.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of February 28, 2007, we have $2,627,862 in accounts payable to Brass Logistics LLC, a provider of inventory warehousing and customer order fulfillment services. Mr. Sivan, Mr. Ramchandani and a significant shareholder have an ownership interest in Brass Logistics LLC. We purchased $0 and $4,650,936 in services from Brass Logistics LLC in the fiscal years ended February 28, 2007 and 2006, respectively. Fees and costs under the June 14, 2004 agreement fluctuated based upon the amount of orders placed and fulfilled. Brass Logistics LLC has ceased its operations.

On December 8, 2004, Tactica entered into a Credit Agreement with Tactica Funding 1, LLC. Mr. Sivan is a member and Mr. Ramchandani is a manager and a member of Tactica Funding 1, LLC. Under the Credit Agreement Tactica Funding 1, LLC agreed to provide Tactica with a secured loan of up to an aggregate principal amount of $300,000, to provide funds for Tactica’s continued ordinary course operations and working capital needs, as evidenced by a promissory note. The loan bears interest at a rate of 9% per annum and is payable monthly. Notwithstanding the foregoing, the Loan bears a default rate of interest of 16% per annum. We owed $305,579 as of February 28, 2005, consisting of the entire Note principal and related accrued interest. As security for the loan, Tactica granted to Tactica Funding 1, LLC a first priority security interest in substantially all of the assets of Tactica, except as to permitted liens for which the Tactica Funding security interest is junior and subordinate, including the Callable Secured Convertible Notes and certain carve out expenses that Tactica incurs for professional fees and other bankruptcy case matters.

From time to time, Mr. Sivan and Mr. Ramchandani have paid certain advertising expenses on behalf of the Company and have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 8% per annum. As of May 31, 2006, the balance due to Mr. Sivan and Mr. Ramchandani collectively was $1,365,270, including accrued interest, and is included in Notes Payable - related parties. On October 4, 2006 the Company converted $52,000 of interest due (based on a closing market price of $0.0052) in exchange for the issuance of an aggregate of 10,000,000 shares of our common stock to Mr. Sivan and Mr. Ramchandani.

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

We issued 25,000 shares of Series G Preferred Stock to each of Mr. Sivan and Mr. Ramchandani. The Series G Preferred Stock was issued to Mr. Sivan and Mr. Ramchandani in consideration of the fact that in connection with the financing we obtained from New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC in the form of a sale of (i) $3,000,000 in Callable Secured Convertible Notes and (ii) stock purchase warrants to buy 6,000,000 shares of our common stock, Mr. Sivan and Mr. Ramchandani agreed to pledge all of their equity ownership in us to the investors to secure our obligations. Without such pledge of equity, including a pledge of the Series G Preferred Stock by Mr. Sivan and Mr. Ramchandani, the investors would not have entered into the financing transaction.

We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm’s length basis. Our policy requires that all related parties recuse themselves from negotiating and voting on behalf of our company in connection with related party transactions.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

Exhibits:

Exhibit
Number	Description

2.1 (1)	Securities Purchase Agreement and Plan of Reorganization, dated June 11, 2004, by and among IGIA, Inc., Tactica International, Inc. and its shareholders.
3.1 (2)	Articles of Incorporation.
3.2 (1)	Certificate of Amendment, dated May 27, 2004.
3.3 (10)	Certificate of Amendment, dated November 3, 2005
3.4 (2)	By-Laws.
4.1 (5)	Certificate of Designations for Series E Convertible Preferred Stock, filed on June 8, 2004.
4.2 (3)	Amended and Restated Certificate of Designations for Series G Preferred Stock, filed on April 1, 2005.
4.3	Specimen Certificate of Common Stock.
4.4 (4)	Securities Purchase Agreement dated March 23, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC.
4.5 (4)	Callable Secured Convertible Note in the name of New Millennium Capital Partners II, LLC dated March 23, 2005.
4.6 (4)	Callable Secured Convertible Note in the name of AJW Qualified Partners, LLC dated March 23, 2005.
4.7 (4)	Callable Secured Convertible Note in the name of AJW Offshore, Ltd. dated March 23, 2005.
4.8 (4)	Callable Secured Convertible Note in the name of AJW Partners, LLC dated March 23, 2005.
4.9 (4)	Stock Purchase Warrant in the name of New Millennium Capital Partners II, LLC dated March 23, 2005.
4.10 (4)	Stock Purchase Warrant in the name of AJW Qualified Partners, LLC dated March 23, 2005.
4.11 (4)	Stock Purchase Warrant in the name of AJW Offshore, Ltd. dated March 23, 2005.
4.12 (4)	Stock Purchase Warrant in the name of AJW Partners, LLC dated March 23, 2005.
4.13 (4)	Registration Rights Agreement dated March 23, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC.
4.14 (4)	Security Agreement dated March 23, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC.
4.15 (4)
Intellectual Property Security Agreement dated March 23, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC.

4.16 (5)	Callable Secured Convertible Note in the name of New Millennium Capital Partners II, LLC dated April 20, 2005
4.17 (5)	Callable Secured Convertible Note in the name of AJW Qualified Partners, LLC dated April 20, 2005
4.18 (5)	Callable Secured Convertible Note in the name of AJW Offshore, Ltd. dated April 20, 2005
4.19 (5)	Callable Secured Convertible Note in the name of AJW Partners, LLC dated April 20, 2005
4.20 (5)	Stock Purchase Warrant in the name of New Millennium Capital Partners II, LLC dated April 20, 2005
4.21 (5)	Stock Purchase Warrant in the name of AJW Qualified Partners, LLC dated April 20, 2005
4.22 (5)	Stock Purchase Warrant in the name of AJW Offshore, Ltd. dated April 20, 2005
4.23 (5)	Stock Purchase Warrant in the name of AJW Partners, LLC dated April 20, 2005
4.24 (6)	Callable Secured Convertible Note in the name of New Millennium Capital Partners II, LLC dated December 22, 2005
4.25 (6)	Callable Secured Convertible Note in the name of AJW Qualified Partners, LLC dated December 22, 2005
4.26 (6)	Callable Secured Convertible Note in the name of AJW Offshore, Ltd. dated December 22, 2005
4.27 (6)	Callable Secured Convertible Note in the name of AJW Partners, LLC dated December 22, 2005
4.28 (6)	Stock Purchase Warrant in the name of New Millennium Capital Partners II, LLC dated December 22, 2005
4.29 (6)	Stock Purchase Warrant in the name of AJW Qualified Partners, LLC dated December 22, 2005
4.30 (6)	Stock Purchase Warrant in the name of AJW Offshore, Ltd. dated December 22, 2005
4.31 (6)	Stock Purchase Warrant in the name of AJW Partners, LLC dated December 22, 2005
4.32 (7)	Securities Purchase Agreement dated June 7, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC
4.33 (7)	Callable Secured Convertible Note in the name of New Millennium Capital Partners II, LLC dated June 7, 2006
4.34 (7)	Callable Secured Convertible Note in the name of AJW Qualified Partners, LLC dated June 7, 2006
4.35 (7)	Callable Secured Convertible Note in the name of AJW Offshore, Ltd. dated June 7, 2006
4.36 (7)	Callable Secured Convertible Note in the name of AJW Partners, LLC dated June 7, 2006
4.37 (7)	Stock Purchase Warrant in the name of New Millennium Capital Partners II, LLC dated June 7, 2006
4.38 (7)	Stock Purchase Warrant in the name of AJW Qualified Partners, LLC dated June 7, 2006
4.39 (7)	Stock Purchase Warrant in the name of AJW Offshore, Ltd. dated June 7, 2006
4.40 (7)	Stock Purchase Warrant in the name of AJW Partners, LLC dated June 7, 2006

4.41 (7)	Registration Rights Agreement dated June 7, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC
4.42 (7)	Security Agreement dated June 7, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC
4.43 (7)	Intellectual Property Security Agreement dated June 7, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC
4.44 (8)	Securities Purchase Agreement dated July 27, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC
4.45(8)	Callable Secured Convertible Note in the name of New Millennium Capital Partners II, LLC dated July 27, 2006
4.46(8)	Callable Secured Convertible Note in the name of AJW Qualified Partners, LLC dated July 27, 2006
4.47(8)	Callable Secured Convertible Note in the name of AJW Offshore, Ltd. dated July 27, 2006
4.48(8)	Callable Secured Convertible Note in the name of AJW Partners, LLC dated July 27, 2006
4.49(8)	Stock Purchase Warrant in the name of New Millennium Capital Partners II, LLC dated July 27, 2006
4.50(8)	Stock Purchase Warrant in the name of AJW Qualified Partners, LLC dated July 27, 2006
4.51(8)	Stock Purchase Warrant in the name of AJW Offshore, Ltd. dated July 27, 2006
4.52(8)	Stock Purchase Warrant in the name of AJW Partners, LLC dated July 27, 2006
4.53(8)	Registration Rights Agreement dated July 27, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC
4.54(8)	Security Agreement dated July 27, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC
4.55(8)	Intellectual Property Security Agreement dated July 27, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC
4.56(8)
Amendment to Callable Secured Convertible Notes dated July 27, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC

4.57	Escrow Agreement dated July 27, 2006 by and among the Company, New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., AJW Partners, LLC and Owen Naccarato
4.44 (11)	Securities Purchase Agreement dated November 6, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC
4.45(11)	Callable Secured Convertible Note in the name of New Millennium Capital Partners II, LLC dated November 6, 2006
4.46(11)	Callable Secured Convertible Note in the name of AJW Qualified Partners, LLC dated November 6, 2006
4.47(11)	Callable Secured Convertible Note in the name of AJW Offshore, Ltd. dated November 6, 2006
4.48(11)	Callable Secured Convertible Note in the name of AJW Partners, LLC dated November 6, 2006
4.49(11)	Stock Purchase Warrant in the name of New Millennium Capital Partners II, LLC dated November 6, 2006
4.50(11)	Stock Purchase Warrant in the name of AJW Qualified Partners, LLC dated November 6, 2006
4.51(11)	Stock Purchase Warrant in the name of AJW Offshore, Ltd. dated November 6, 2006
4.52(11)	Stock Purchase Warrant in the name of AJW Partners, LLC dated November 6, 2006
4.53(11)	Registration Rights Agreement dated November 6, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC
4.54 (11)	Securities Purchase Agreement dated February 1, 2007 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC
4.55(11)	Callable Secured Convertible Note in the name of New Millennium Capital Partners II, LLC dated February 1, 2007
4.56(11)	Callable Secured Convertible Note in the name of AJW Qualified Partners, LLC dated February 1, 2007
4.57(11)	Callable Secured Convertible Note in the name of AJW Offshore, Ltd. dated February 1, 2007
4.58(11)	Callable Secured Convertible Note in the name of AJW Partners, LLC dated February 1, 2007
4.59(11)	Stock Purchase Warrant in the name of New Millennium Capital Partners II, LLC dated February 1, 2007
4.60(11)	Stock Purchase Warrant in the name of AJW Qualified Partners, LLC dated February 1, 2007
4.61(11)	Stock Purchase Warrant in the name of AJW Offshore, Ltd. dated February 1, 2007
4.62(11)	Stock Purchase Warrant in the name of AJW Partners, LLC dated February 1, 2007
4.63(11)	Registration Rights Agreement dated February 1, 2007 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC
10.1 (9)	Executive Employment Agreement by and between Tactica International, Inc. and Avi Sivan, dated April 29, 2004.
10.2 (9)	Executive Employment Agreement by and between Tactica International, Inc. and Prem Ramchandani, dated April 29, 2004.
10.4 (4)	Service Agreement by and between Brass Logistics, LLC and IGIA, Inc.
21.1 (9)	Subsidiaries
23.1	Consent of RBSM LLP (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________________________________________

(1) Incorporated herein by reference to the exhibit to Registrant's Current Report on Form 8-K dated June 18, 2004.
(2) Incorporated by reference to the exhibit of same number filed with the Registrant’s Registration Statement on Form 10-SB.
(3) Incorporated herein by reference to the exhibit to Registrant's Current Report on Form 8-K dated April 1, 2005.
(4) Incorporated herein by reference to the exhibits to Registrant's Current Report on Form 8-K dated March 28, 2005.
(5) Incorporated herein by reference to the exhibits to Registrant's Current Report on Form 8-K dated April 21, 2005.
(6) Incorporated herein by reference to the exhibits to Registrant's Current Report on Form 8-K dated December 28, 2005.
(7) Incorporated herein by reference to the exhibits to Registrant's Current Report on Form 8-K dated June 13, 2006.
(8) Incorporated herein by reference to the exhibits to Registrant's Current Report on Form 8-K dated August 2, 2006.
(9) Incorporated herein by reference to the exhibit of the same number filed with the Registrant’s Registration Statement on Form SB-2 dated April 14, 2005.
(10) Incorporated herein by reference to the exhibit of the same number filed with the Registrant’s Registration Statement on Form SB-2 dated November 9, 2005.
(11) Incorporated herein by reference to the exhibits to Registrant's Current Report on Form 8-K dated November 13, 2006.

ITEM 14. PRINCIPAL ACCOUNTNAT FEEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended February 28, 2007 and February 28, 2006, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $154,472 and approximately $103,998, respectively.

Audit Related Fees. The Company incurred fees to auditors of $15,475 and $45,098, respectively for audit related fees during the fiscal years ended February 28, 2007 and February 28, 2006.

Tax Fees. The Company incurred fees to auditors of $15,469 and $16,613 respectively for tax compliance, tax advice or tax compliance services during the fiscal years ended February 28, 2007 and February 28, 2006.

All Other Fees. The Company did not incur any other fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" for the fiscal years ended February 28, 2007 and February 28, 2006.

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

SIGNATURE	TITLE	DATE

	Chief Executive Officer and	July 13, 2007
/s/ Avi Sivan	Chairman of the Board
Avi Sivan

/s/ Prem Ramchandani	President, Interim Chief Financial Officer, Treasurer and Director	July 13, 2007
Prem Ramchandani

/s/ Yehiel Ben-Harush	Director	July 13, 2007
Yehiel Ben-Harush