Form 10QSB
period 2007-05-31
IGIA, Inc.
filed 2007-07-23
CIK 919603

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

Commission file number 000-23506

IGIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0601498
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 13, 2007, the Registrant had 403,634,177 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1:	FINANCIAL INFORMATION

ITEM 1	CONDENSED FINANCIAL STATEMENTS

We will file an amendment to this quarterly report to provide the financial statements as required by Item 310 of Regulation S-B.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2007

We will file an amendment to this quarterly report to provide management’s discussion and analysis or plan of operation as required by Item 303 of Regulation S-B.

ITEM 3.	CONTROLS AND PROCEDURES

We will file an amendment to this quarterly report to provide the disclosures relating to controls and procedures as required by Items 307 and 308 of Regulation S-B.

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

Claim of Singer Worldwide LLC and KSIN Luxembourg III, S.ar.I. for $30,000.00 in costs incurred under a April 2, 2003 license agreement with Tactica International, Inc.; the Company is required by a Consent Order for Permanent Injunction dated January 16, 2006, to make twelve monthly payments in 2007 as settlement of the remaining costs, to maintain and staff a dedicated toll-free customer service telephone number and perform certain other administrative tasks. Singer filed a contempt motion that in Bankruptcy Court concerning noncompliance with the Consent Order that was heard in June 2007, and the Company has addressed the noncompliance complaints, however the Company has objected to Singer’s request to pay Singer’s legal costs for filing the motion of approximately $15,000, which was scheduled to be heard in Bankruptcy Court on July 19, 2007. The parties have agreed in principal to settle this litigation.

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

Klestadt & Winters, LLP, a law firm previously employed by the company has commenced an action for legal fees allegedly earned in the total amount of $24,180.41. The action is pending in the Civil Court of the City of New York. The company has filed a response to the action and is engaged in settlement discussions with the plaintiff. The Company defeated a motion of summary judgment by the plaintiff and the action was scheduled to go to trial on July 18, 2007.

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

ITEM 2 - CHANGES IN SECURITIES

(a)	We will file an amendment to this quarterly report to provide recent sales of unregistered securities as required by Item 701 of Regulation S-B.

(b)	None.

(c)	None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

(a)	We will file an amendment to this quarterly report to provide default upon senior securities as required by this Item 3.

(b)	None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibits

31.1	Certification of the Chief Executive Officer of IGIA, Inc. pursuant to Exchange Act Rule 15d-14(a), to be filed by amendment.
31.2	Certification of the Chief Financial Officer of IGIA, Inc. pursuant to Exchange Act Rule 15d-14(a), to be filed by amendment.
32.1	Certification of the Chief Executive Officer of IGIA, Inc. pursuant to 18 U.S.C. 1350, to be filed by amendment.
32.2	Certification of the Chief Financial Officer of IGIA, Inc. pursuant to 18 U.S.C. 1350, to be filed by amendment.

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGIA, Inc.

Date: July 23, 2007	/s/ Avi Sivan
Name: Avi Sivan Title: Chief Executive Officer