Form 10QSB/A
period 2007-05-31
IGIA, Inc.
filed 2007-10-22
CIK 919603

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
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

As of October 16, 2007, the Registrant had 403,634,177 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Quarterly Report on Form 10-QSB for the
Quarterly Period Ended May 31, 2007

Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheet as of May 31, 2007:	2
Condensed Consolidated Statements of Operations for the Three Months Ended May, 2007 and 2006:	3
Condensed Consolidated Statement of Changes in Deficiency in Stockholders’ Equity for the Twenty Seven Months Ended May 31, 2007:	4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended May 31, 2007 and 2006:	5
Notes to Condensed Consolidated Financial Statements May 31, 2007:	6-24
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-40
Item 3. Controls and Procedures	40-42
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	43-45
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3. Defaults upon Senior Securities	46-47
Item 4. Submission of matters to a vote of security holders	47
Item 5. Other information	47
Item 6. Exhibits	47
Signatures	47
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

IGIA, INC.
(Formerly Tactica International, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEET
At May 31, 2007

As of
ASSETS	May 31, 2007
CURRENT ASSETS:	(Unaudited)
Cash	$1,637
Accounts receivable, net of allowance for doubtful accounts	8,380
Inventories	0
Other prepayments	0
Other current assets	0

Total current assets	10,017

Security deposits	108,280
Property and equipment, net of accumulated depreciation of $497,955	100,746
Total Assets	$219,043

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,870,966
Accounts payable - related party (Note F)	2,623,362
Accrued expenses	4,808,341
Customer deposits	118,180
Loans payable (Note B)	301,063
Notes payable - related parties (Note F)	1,969,802
Callable secured convertible notes (Note C)	5,779,474
Derivative liability related to callable secured convertible notes	13,473,025
Total current liabilities	33,944,213

LONG TERM LIABILITIES:
Loan payable - long term portion (Note B)	38,937
Warrant liability related to callable secured convertible notes	140,602
Total long term liabilities	$179,539

TOTAL LIABILITIES	34,123,752

Commitments and contingencies

DEFICIENCY IN STOCKHOLDERS’ EQUITY:
Preferred stock, Series E, par value $0.001 per share; 3,019 shares issued and outstanding (Note D)	3
Preferred stock, Series G, par value $0.001 per share; 50,000 shares issued and outstanding (Note D)	50
Common stock, par value $ 0.001 per share; 403,634,177 shares issued and outstanding (Note F)	403,634
Common stock subscription	2,518
Additional paid -in- capital	14,583,770
Accumulated deficit	(48,894,684)
Total Deficiency in Stockholders’ Equity	$(33,904,709)

Total Liabilities and Deficiency in Stockholders’ Equity	$219,043

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.
(Formerly Tactica International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended May 31, 2007	For the Three Months Ended May 31, 2006
REVENUES:
Net sales	$6,513	$3,458,885
Cost of sales	7,560	769,508
Gross (loss) profit	(1,047)	2,689,377

OPERATING EXPENSES:
Media advertising	0	3,703,021
Other selling, general and administrative	585,189	2,297,171
Total operating expenses	585,189	6,000,192
LOSS FROM OPERATIONS	(586,236)	(3,310,815)

OTHER INCOME (EXPENSES):
Interest expense, net	(217,014)	(395,844)
Unrealized gain (loss) on adjustment of derivative and warrant liability to fair value of underlying securities	(3,480,004)	6,091,309
Other	94,359	3,500
	(3,602,660)	5,698,965
(LOSS) INCOME BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(4,188,896)	2,388,150

REORGANIZATION ITEMS:
Gain on extinquishment of bankruptcy debts	0	13,989,024
Professional fees	0	0
	0	13,989,024

(LOSS) INCOME BEFORE INCOME TAXES	(4,188,896)	16,377,174

Income taxes benefit	0	0
NET (LOSS) INCOME	$(4,188,896)	$16,377,174

Net (loss) income per common share - basic	$(0.01105)	$0.44

Net (loss) income per common share - fully diluted	$(0.01105)	$0.44

Weighted average common shares outstanding - basic	379,049,215	37,431,619

Weighted average common shares outstanding - fully diluted	379,049,215	37,431,619

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.
(Formerly Tactica International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
(Unaudited)

										Total
							Common	Additional		Deficiency in
	Series E		Series G				Stock	Paid-in	Accumulated	Stockholders'
	Preferred Stock		Preferred Stock		Common Stock		Subscription	Capital	Deficit	Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 1, 2005	261,574	$262	-	$-	18,002,933	$18,003	-	$13,942,910	$(28,216,380)	$(14,255,205)

Conversion of Callable Secured Convertible Notes					7,560,000	7,560		92,263		99,823

Issuance of shares in exchange for services rendered					1,000,000	1,000		119,000		120,000

Issuance of preferred shares			50,000	50				1,450		1,500

Net loss									(17,158,737)	(17,158,737)

Balance at March 1, 2006	261,574	$262	50,000	$50	26,562,933	$26,563	$-	$14,155,623	$(45,375,117)	$(31,192,619)

Conversion of Callable Secured Convertible Notes					166,483,500	166,484		245,297		411,781

Issuance of Common stock in connection with bankruptcy settlement					3,037,230	3,037	2,518	83,326		88,881

Issuance of shares in exchange for services rendered					83,775,000	83,775		81,010		164,785

Fair value of options granted								1,590		1,590

Issuance of shares as payment for interest on loans					20,000,000	20,000		67,000		87,000

Conversion of Series E perferred stock	(258,555)	(259)			25,855,514	25,855		(25,596)		-

Net income									669,329	669,329

Balance at March 1, 2007	3,019	$3	50,000	$50	325,714,177	$325,714	$2,518	$14,608,250	$(44,705,788)	$(29,769,253)

Conversion of Callable Secured Convertible Notes					27,920,000	27,920		(24,480)		3,440

Issuance of shares in exchange for services rendered					50,000,000	50,000				50,000
Net loss									(4,188,896)	(4,188,896)
Balance at May 31, 2007	3,019	$3	50,000	$50	403,634,177	$403,634	$2,518	$14,583,770	$(48,894,684)	$(33,904,709)

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.
(Formerly Tactica International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended May 31,
	2007	2006

Net cash used in operating activities	$(25,143)	$(916,403)
Net cash used in investing activities	-	(19,494)
Net cash provided by financing activities	-	1,065,784
Net (decrease) increase in cash	(25,143)	129,887
Cash and cash equivalents at beginning of period	26,780	7,887
Cash and cash equivalents at end of period	$1,637	$137,774

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2007
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

IGIA, Inc., (the “Company,” “Registrant,” or “IGIA”), is incorporated under the laws of the State of Delaware. The Company designs, develops, imports, and distributes personal care and household products through direct marketing and major retailers. We purchase our products from unaffiliated manufacturers, most of which are located in the People’s Republic of China and the United States.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ending February 28, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated February 28, 2007 audited financial statements and footnotes thereto.

The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiaries, Tactica International, Inc. (“Tactica”), Kleenfast, Inc., and Shopflash, Inc. (“Shopflash”). The Registrant formed its Kleenfast, Inc. subsidiary on January 17, 2006 and started its operations during the fiscal year ended February 28, 2007.  All significant inter-company transactions and balances have been eliminated in consolidation.

Chapter 11 Reorganization

On October 21, 2004, Tactica, our principal subsidiary, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). IGIA did not seek bankruptcy protection.

On October 25, 2004, the Court approved, on an interim basis, a Stipulation and Consent Order (the “Stipulation”) with Innotrac Corporation (“Innotrac”), Tactica’s provider of inventory warehousing and customer order fulfillment services (a copy of the Stipulation and the Order approving the Stipulation on an interim basis, are filed as an exhibit to the Form 8-K for October 21, 2004, filed by IGIA). Following the interim approval of the Stipulation by the Court on October 25, 2004, Innotrac processed, packed and released Tactica’s inventory for fulfillment of customer orders.

On June 23, 2005, the Bankruptcy Court issued the Innotrac Settlement, under which Innotrac has taken the inventory in exchange for full satisfaction of Tactica’s liability to Innotrac that was fixed at $3,000,000. Accordingly, the accompanying condensed unaudited consolidated balance sheet as of May 31, 2007 excludes the inventory and liabilities associated with the Innotrac Settlement.

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

On January 13, 2006, the Bankruptcy Court issued a confirmation order approving the Revised First Amended Plan of Reorganization Proposed by Tactica and IGIA (the “Plan”) that provided for Tactica’s exit from bankruptcy. On March 28, 2006, a Notice of Effective Date of the Plan was filed with the Bankruptcy Court. Upon being declared effective, the Plan eliminated $14,853,421 of Tactica’s pre-petition liabilities. The plan called for Tactica’s pre-petition creditors to receive distributions of the following assets: (i) $2,175,000 cash paid by Tactica’s former shareholders; (ii) $700,000 cash paid by Tactica; (iii) $75,000 cash paid by IGIA, Tactica, and the Board Members; (iv) up to $275,000 cash paid by Innotrac; (v) the rights and proceeds in connection with avoidance and other actions including uncollected pre-petition invoices payable by a Tactica customer; and (vi) 5,555,033 newly issued shares of IGIA common stock that was in number equal to 10% of the outstanding shares of common stock as of the Plan’s effective date and is exempted from the registration requirements of Section 5 of the Securities Act of 1933, as amended and State registration requirements by virtue of Section 1145 of the Bankruptcy Code and applicable non-bankruptcy law. Certain Tactica post-petition creditors have submitted claims to the Bankruptcy Court for post-petition administrative expenses. Tactica is reviewing the administrative expense claims to determine whether to seek possible settlements and payment schedules or a resolution by the Bankruptcy Court.

As a result of the Company’s exiting bankruptcy, the Company recorded a gain on extinguishment of debt of $14,008,772 for the fiscal year ended February 28, 2007.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The operating losses, negative working capital and net worth raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to obtain additional financing depends on the availability of its borrowing capacity, the success of its growth strategy and its future performance, each of which is subject to general economic, financial, competitive, legislative, regulatory, and other factors beyond the Company’s control.

The Company needs additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but the Company cannot guarantee that such investments will be obtained. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of the Company’s common stock could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if the Company is able to raise the funds required, it is possible that the Company could incur unexpected costs and expenses, fail to collect significant amounts owed to the Company, or experience unexpected cash requirements that would force the Company to seek alternative financing. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, the Company will have to curtail its operations.

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2007
(UNAUDITED)
Stock Based Compensation

On March 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123 (R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. SFAS 123 (R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No.25, “Accounting for Stock Issued to Employees” (“APB 25”) for the periods beginning fiscal 2006.

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of March 1, 2006. The unaudited condensed Consolidated Financial statements as of and for three months ended May 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). The Company recognized $50,000 in stock based compensation expense under SFAS 123 (R) for the three months ended May 31, 2007.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

Aggregate intrinsic value of options outstanding and options exercisable at May 31, 2007 and 2006 was $0 and $0, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.0007 as of May 31, 2007, and the exercise price multiplied by the number of options outstanding.

Net Income (loss) Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year.  Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company’s stock options and warrants (calculated using the treasury stock method). For the three months ended May 31, 2007 and 2006, common stock equivalents derived from shares issuable in conversion of the Callable Secured Convertible Notes are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share. The weighted average common shares outstanding on a fully diluted basis for the three months ended May 31, 2007 and 2006 are 27,615,429,895 and 73,100,465, respectively.

Recent Accounting Pronouncements

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this standard will have a material impact on its financial position, operations, or cash flows.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires us to record the funded status of its defined benefit pension and other postretirement plans in its financial statements. We are required to record an asset in its financial statements if a plan is overfunded or record a liability in its financial statements if a plan is underfunded with a corresponding offset to shareholders’ equity. Previously unrecognized assets and liabilities are recorded as a component of shareholders’ equity in accumulated other comprehensive income, net of applicable income taxes. SFAS 158 also requires us to measure the value of our assets and liabilities as of the end of our fiscal year ending after December 15, 2008. We have implemented SFAS 158 using the required prospective method. The recognition provisions of SFAS 158 are effective for the fiscal year ending after December 15, 2006. We do not expect that adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on our financial condition or results of operations.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement.

NOTE B - LOANS PAYABLE

On April 4, 2006, the Company entered into a loan agreement to borrow up to $250,000 for purchases of products. Advances under the loan agreement are charged with a 4% service fee and begin to bear interest at a rate of 25% per annum after unpaid advances are outstanding 30 days from the date of the advance. On November 10, 2006, the Company converted $35,000 of interest and fees due (based on a closing price of $0.0035) on borrowings into 10,000,000 shares of common stock. As of May 31, 2007, the balance due on this loan is $294,177, including interest.

In July 2006, the Company financed the purchase of a new automobile for $49,469 and traded in its old automobile. The loan bears interest at 8.84% per annum and is payable in 72 equal installments of $888 per month.

A summary of loans payable at May 31, 2007 is as follows:

Loan payable, including unpaid interest - 4% service fee for each advance, 25% per annum for unpaid advances outstanding for 30 days	$294,177
Bank loan - 8.84% per annum, 72 monthly principal and interest payments of $888	45,823
Total	340,000
Less: current portion	(301,063)
Loan payable - long term portion	$38,937

NOTE C- CALLABLE SECURED CONVERTIBLE NOTES

A summary of Callable Secured Convertible Notes at May 31, 2007 is as follows:

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
488,672

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
200,000

Subtotal	4,444,955
Default payment (*)	1,334,519
Total	5,779,474
Less: current portion	(5,779,474)
Callable Secured Convertible Note Payables - long term portion	$—

(*)  The Company is in default of the terms of all of the Callable Secured Convertible Notes. The investors have the right under the Callable Secured Convertible Notes to deliver to the Company a written notice of default. In the event that a default is not cured within ten days of notice, the Callable Secured Convertible Notes shall become immediately due and payable at an amount equal to 130% of outstanding principal plus amounts due for accrued interest and penalty provisions.  The Company has not received a written notice of default. In accordance with the default terms of the convertible debt agreements, the Company accrued financing costs related to a default premium equal to 30% of the outstanding principal of $4,448,395 as of February 28, 2007. The total default premium charge was $1,334,519 during the year ended February 28, 2007. The Company has not accrued any additional default premium charge for the quarter ended May 31, 2007.

March 2005 Securities Purchase Agreement:

The Callable Secured Convertible Notes bear interest at a default rate of 15% and are convertible into the Company’s common stock, at the Investors’ option, at the lower of (i) $0.04 or (ii) 50% of the average of the three lowest intra-day trading prices for the common stock on a principal market for the 20 trading days before, but not including, the conversion date. Interest is due and payable quarterly, except in any month in which the Company’s trading price, as defined, is greater than $.03125. The full principal amount of the Callable Secured Convertible Notes is due upon default. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.03 per share. In addition, the conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants will be adjusted in the event that the Company issues common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides, or combines outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the Selling Stockholders’ position. The Selling Stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of the Company’s common stock such that the number of shares of common stock held by the Investors and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, the Company has granted the Investors registration rights and a security interest in substantially all of the Company’s assets and a security interest in its intellectual property.

As of May 31, 2007, the Company is in default of interest payment obligations on the Callable Secured Convertible Notes. Interest accrues at 8% per annum and is payable quarterly following prepayment of the first nine months interest due. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into the Company’s common stock, at the investors’ option. To date, the investors have opted to only convert principal and the Company has not made quarterly interest payments. Therefore the Company is accruing interest at a default rate of 15% per annum.

June 2006 Securities Purchase Agreement:

The Company entered into a Securities Purchase Agreement with four accredited investors on June 7, 2006 for the issuance of an aggregate of $760,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 50,000,000 shares of the Company’s common stock. In exchange, the Company received net proceeds of $437,497 after deducting expenses of $25,450 and paying general corporate and operating expenses, including the payment of auditor and legal fees of $297,053. The Convertible Notes accrue interest at 6 % per annum, payable quarterly, and are due three years from the date of the note. The note holders have the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (a) $0.04 or (b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, the conversion date. Interest is due and payable quarterly, except in any month in which the Company’s trading price, as defined, is greater than $.00875. The full principal amount of the Callable Secured Convertible Notes is due upon default. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.009 per share. In addition, the conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants will be adjusted in the event that the Company issues common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides, or combines outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the Selling Stockholders’ position. The Selling Stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of the Company’s common stock such that the number of shares of common stock held by the Investors and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, the Company has granted the Investors registration rights and a security interest in substantially all of the Company’s assets and a security interest in its intellectual property.

The Company is in default of interest payment obligations on the Callable Secured Convertible Notes issued on June 7, 2006. Interest accrues at 6% per annum and is payable quarterly. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into the Company’s common stock, at the investors’ option. To date, the investors have not opted to convert any principal or interest and the Company has not made quarterly interest payments. Therefore, interest is accruing at a default rate of 15% per annum.

July 2006 Securities Purchase Agreement:

The Company entered into a Securities Purchase Agreement with four accredited investors on July 27, 2006 for the issuance of an aggregate of $500,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 75,000,000 shares of the Company’s common stock. In exchange, the Company received net proceeds of $441,298.79 after deducting expenses of $58,701.21. The Convertible Notes accrue interest at 6 % per annum, payable quarterly, and are due three years from the date of the note. The note holders have the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (a) $0.04 or (b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, the conversion date. Interest is due and payable quarterly, except in any month in which the Company’s trading price, as defined, is greater than $.00875. The full principal amount of the Callable Secured Convertible Notes is due upon default. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.009 per share. In addition, the conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants will be adjusted in the event that the Company issues common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides, or combines outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the Selling Stockholders’ position. The Selling Stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of the Company’s common stock such that the number of shares of common stock held by the Investors and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, the Company has granted the Investors registration rights and a security interest in substantially all of the Company’s assets and a security interest in its intellectual property.

The Company is in default of interest payment obligations on the Callable Secured Convertible Notes issued on July 27, 2006. Interest accrues at 6% per annum and is payable quarterly. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into the Company’s common stock, at the investors’ option. To date, the investors have not opted to convert any principal or interest and the Company has not made quarterly interest payments. Therefore, interest is accruing at a default rate of 15% per annum.

November 2006 Securities Purchase Agreement:

The Company entered into a Securities Purchase Agreement with four accredited investors on November 6, 2006 for the issuance of an aggregate of $500,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 50,000,000 shares of the Company’s common stock. In exchange, the Company received net proceeds of $475,000 after deducting expenses of $25,000. The Convertible Notes accrue interest at 6 % per annum, payable quarterly, and are due three years from the date of the note. The note holders have the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (a) $0.04 or (b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, the conversion date. Interest is due and payable quarterly, except in any month in which the Company’s trading price, as defined, is greater than $.00875. The full principal amount of the Callable Secured Convertible Notes is due upon default. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.009 per share. In addition, the conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants will be adjusted in the event that the Company issues common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides, or combines outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the Selling Stockholders’ position. The Selling Stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of the Company’s common stock such that the number of shares of common stock held by the Investors and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, the Company has granted the Investors registration rights and a security interest in substantially all of the Company’s assets and a security interest in its intellectual property.

The Company is in default of interest payment obligations on the Callable Secured Convertible Notes issued on November 6, 2006. Interest accrues at 6% per annum and is payable quarterly. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into the Company’s common stock, at the investors’ option. To date, the investors have not opted to convert any principal or interest and the Company has not made quarterly interest payments. Therefore, interest is accruing at a default rate of 15% per annum.

February 2007 Securities Purchase Agreement:

The Company entered into a Securities Purchase Agreement with four accredited investors on February 1, 2007 for the issuance of an aggregate of $200,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 20,000,000 shares of the Company’s common stock. In exchange, the Company received net proceeds of $173,528.11 after deducting expenses of $26,471.89. The Convertible Notes accrue interest at 6 % per annum, payable quarterly, and are due three years from the date of the note. The note holders have the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (a) $0.04 or (b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, the conversion date. Interest is due and payable quarterly, except in any month in which the Company’s trading price, as defined, is greater than $.00875. The full principal amount of the Callable Secured Convertible Notes is due upon default. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.009 per share. In addition, the conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants will be adjusted in the event that the Company issues common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides, or combines outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the Selling Stockholders’ position. The Selling Stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of the Company’s common stock such that the number of shares of common stock held by the Investors and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, the Company has granted the Investors registration rights and a security interest in substantially all of the Company’s assets and a security interest in its intellectual property.

The Company is in default of interest payment obligations on the Callable Secured Convertible Notes issued on February 1, 2007. Interest accrues at 6% per annum and is payable quarterly. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into the Company’s common stock, at the investors’ option. To date, the investors have not opted to convert any principal or interest and the Company has not made quarterly interest payments. Therefore, interest is accruing at a default rate of 15% per annum.

The transactions, to the extent that they are to be satisfied with common stock of the Company would normally be included as equity obligations. However, in the instant cases, due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature, the Company is required to record a liability relating to both the detachable warrants and the embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability”).

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

•
Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase in the intrinsic value of the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at May 31 ,2007.

•
The expense relating to the increase in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as an item of other income in the form of an unrealized loss on adjustment of derivative and warranty liability to fair value.

•	Accreted principal of $1,674,185 as of May 31, 2007.

The following table summarizes the various components of the convertible debentures as of May 31, 2007:

Callable Secured Convertible Notes	$5,779,474
Accrued default payment	(1,334,519)
Total Callable Secured Convertible Notes	4,444,955
Warrant liability	140,602
Derivative liability	13,473,025
$18,058,582

As a result of the decrease in the Company stock price, the Company recorded an unrealized gain on the adjustment of derivative and warrant liability to fair value of the underlying securities of $3,480,004 for the three months ended May 31, 2007.

NOTE D- CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 shares of common stock and 1,000,000 shares of preferred stock, of which 261,574 have been designated Series E convertible preferred stock and 50,000 have been designated Series G preferred stock. As of May 31, 2007, the Company had issued and outstanding 403,634,177 shares of common stock, 3,019 shares of Series E convertible preferred stock and 50,000 shares of Series G preferred stock.

On March 31, 2005, the Company issued 25,000 shares of Series G preferred stock to each of Avi Sivan, the Chief Executive Officer of the Company, and Prem Ramchandani, the President of the Company. The Series G preferred stock was issued to Mr. Sivan and Mr. Ramchandani in consideration of Mr. Sivan’s and Mr. Ramchandani’s agreement to pledge all of their equity ownership in the Company to secure the obligations of the Company in connection with the financing obtained by the Company at that time. Without such pledge of equity, including a pledge of the Series G preferred stock by Mr. Sivan and Mr. Ramchandani, the transaction would not have been consummated. The stated value of the Series G preferred stock at the time of issuance was $0.03 per share.

As of May 31, 2007, there were 50,000 shares of Series G preferred stock issued and outstanding. Current holders of Series G preferred stock (i) have general ratable rights to dividends from funds legally available therefore, when, as and if declared by the Board of Directors; (ii) are entitled to share ratably in all assets available for distribution to stockholders upon liquidation, dissolution or winding up of the Company’s affairs; (iii) do not have preemptive, subscription or conversion rights, nor are there any redemption or sinking fund provisions applicable thereto; and (iv) are entitled to 10,000 votes per share on all matters on which stockholders may vote at all stockholder meetings. The preferred stock does not have cumulative voting rights.

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

On January 4, 2007, the Company issued 2,000,000 shares of common stock to a consultant in exchange for legal services pursuant to a compensation agreement dated August 7, 2006. The shares were valued at $5,000 (based on a closing price of $0.0025).

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

During the three months ended May 31, 2007, the Company issued 50,000,000 shares of common stock to a consultant in exchange for legal services. The shares were valued at $50,000 (based on closing prices of $0.001).

During the three months ended May 31, 2007, holders of the Callable Secured Convertible Notes dated July 27, 2006 exercised a series of partial conversions and were issued 27,920,000 shares of common stock at a conversion price averaging approximately $.00012 per share.

Warrants

As of May 31, 2007, there were outstanding warrants to purchase 6,000,000 shares of common stock at $.03 per share that are exercisable within a five-year period ending March 23, 2010 through April 19, 2010 and outstanding warrants to purchase 195,000,000 shares of common stock at $.09 per share that are exercisable within a seven-year period ending June 7, 2013 through January 31, 2014.

Non-Employee Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company as of May 31, 2007:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$ 0.03	6,000,000	3.09	$0.03	6,000,000	$0.03
$ 0.09	50,000,000	6.52	$0.09	50,000,000	$0.09
$ 0.09	75,000,000	6.66	$0.09	75,000,000	$0.09
$ 0.09	50,000,000	6.94	$0.09	50,000,000	$0.09
$ 0.09	20,000,000	6.93	$0.09	20,000,000	$0.09
	201,000,000	6.47	$0.09	201,000,000	$0.09

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 1, 2007	201,000,000	$.09
Granted	—	—
Canceled or expired	—	—
Exercised	—	—
Outstanding at May 31, 2007	201,000,000	$.09

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

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees, directors, and consultants of the Company under a non-qualified employee stock option plan.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices

$ 0.02	400,000	3.75	$0.02	400,000	$0.02
$ 0.006	300,000	4.25	$0.006	300,000	$0.06
	700,000	3.97	$0.014	700,000	$0.014

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at February 28, 2007	870,000	$0.015
Granted	—	—
Canceled or expired		—
Forfeited	(170,000)	0.02
Outstanding at May 31, 2007	700,000	$0.014

For the year ended February 28, 2006:
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.55%
Expected stock price volatility	280%
Expected dividend payout	—
Expected option life-years (a)	5.00

(a) The expected option life is based on contractual expiration dates.

For the stock options granted September 1, 2006:
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.68%
Expected stock price volatility	412%
Expected dividend payout	—
Expected option life-years (a)	5.00

(a) The expected option life is based on contractual expiration dates.

NOTE E- CASH FLOWS

The following are non-cash transactions for the three months ended May 31, 2007:

During the three months ended May 31, 2007, holders of the Callable Secured Convertible Notes dated July 27, 2006 exercised a series of partial conversions and were issued 27,920,000 shares of common stock at a conversion price averaging approximately $.00012 per share.

During the three months ended May 31, 2007, the Company issued 50,000,000 shares of common stock to a consultant in exchange for legal services. The shares were valued at $50,000 (based on closing prices of $0.001).

The following are non-cash transactions for the three months ended May 31, 2006:

The Company recognized non-cash gains from the settlement of bankruptcy debts totaling $14,764,540. In connection with the settlement, the Company issued 3,011,111 shares of its common stock and was obligated to issue an additional 2,543,922 shares as required by the Plan.

Holders of the Callable Secured Convertible Notes dated March 22, 2005 exercised a series of partial conversions and were issued 20,190,000 shares of common stock at a conversion price averaging approximately $.0059 per share.

NOTE F- RELATED PARTY TRANSACTIONS

The Company has $2,623,362 in accounts payable to Brass Logistics LLC, a provider of inventory warehousing and customer order fulfillment services. Mr. Sivan, Mr. Ramchandani, and a shareholder have an ownership interest in Brass Logistics LLC. The Company purchased $0 and $0 in services from Brass Logistics LLC in the three month periods ended May 31, 2007 and 2006, respectively. Fees and costs under the June 14, 2004 agreement fluctuate based upon the amount of orders placed and fulfilled. The contract provides for the provision of services for an indefinite term.

From time to time, Mr. Sivan and Mr. Ramchandani have paid certain advertising expenses on behalf of the Company and have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 8% per annum. On October 4, 2006, the Company converted $52,000 of interest due (based on a closing price of $0.0052) on the notes into an aggregate of 10,000,000 shares of common stock. As of May 31, 2007, the balance due to Mr. Sivan and Mr. Ramchandani collectively was $1,313,338, including accrued interest, and is included in Notes Payable - related parties.

On December 8, 2004, Tactica entered into a Credit Agreement with Tactica Funding 1, LLC (“Tactica Funding”). Mr. Sivan is a member and Mr. Ramchandani is a manager and a member of Tactica Funding. Under the Credit Agreement, Tactica Funding agreed to provide Tactica with a secured loan of up to an aggregate principal amount of $300,000 (the “Loan”), to provide funds for Tactica’s continued ordinary course of operations and working capital needs, as evidenced by a promissory note. The Loan bears interest at a rate of 9% per annum and is payable monthly. Notwithstanding the foregoing, the Loan bears a default rate of interest of 12% per annum. As security for the Loan, Tactica granted to Tactica Funding a first priority security interest in substantially all of the assets of Tactica, except as to permitted liens for which the Tactica Funding security interest is junior and subordinate, including the Callable Secured Convertible Notes and certain carve out expenses that Tactica incurs for professional fees and other bankruptcy case matters. As of May 31, 2007, the Company owed $300,000 of note principal and unpaid interest of $43,667, which is included in Notes Payable - related parties.

On March 13, 2006, APA International LLC advanced $250,000 to the Company for working capital purposes in the form of an unsecured promissory note, accruing interest at 8% per annum. As of May 31, 2007, the balance due to APA International LLC was $312,797, including accrued interest, and is included in Notes Payable - related parties. Mr. Sivan, Mr. Ramchandani, and a shareholder own APA International LLC.

On March 31, 2005, the Company issued 25,000 shares of Series G preferred stock to each of Avi Sivan, the Chief Executive Officer of the Company, and Prem Ramchandani, the President of the Company. The Series G preferred stock was issued to Mr. Sivan and Mr. Ramchandani in consideration of Mr. Sivan’s and Mr. Ramchandani’s agreement to pledge all of their equity ownership in the Company to secure the obligations of the Company in connection with the financing obtained by the Company at that time. Without such pledge of equity, including a pledge of the Series G preferred stock by Mr. Sivan and Mr. Ramchandani, the transaction would not have been consummated. The stated value of the Series G preferred stock at the time of issuance was $0.03 per share. As of May 31, 2007, there were 50,000 shares of Series G preferred stock issued and outstanding.

NOTE G- COMMITMENTS AND CONTINGENCIES

Bankruptcy

(a)
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

(b)
Upon being declared effective by the Bankruptcy Court, the Plan eliminated $14,853,421 of Tactica’s pre-petition liabilities. The plan calls for Tactica’s pre-petition creditors to receive distributions of the following assets: (i) $2,175,000 cash paid by Tactica’s former shareholders; (ii) $700,000 cash paid by Tactica; (iii) $75,000 cash paid by the Registrant, Tactica, and the Board Members; (iv) up to $275,000 cash paid by Innotrac Corporation; (v) the rights and proceeds in connection with avoidance and other actions including uncollected pre-petition invoices payable by a Tactica customer; and (vi) 5,555,033 newly issued shares of the Registrant’s common stock that was in number equal to 10% of the outstanding shares of common stock as of the Plan’s effective date and is exempted from the registration requirements of Section 5 of the Securities Act of 1933, as amended and State registration requirements by virtue of Section 1145 of the Bankruptcy Code and applicable non-bankruptcy law. Certain post-petition creditors, including firms that provided professional services to Tactica, have submitted a total of approximately $583,000 in claims to the Bankruptcy Court for post-petition administrative expenses. Tactica is reviewing the administrative expense claims to determine whether to seek possible settlements and payment schedules or a resolution by the Bankruptcy Court.

Litigation

Included in the results of operations for the year ended February 28, 2007 and the three months ended May 31, 2007 and in accrued expenses at May 31, 2007 are costs incurred or accrued related to litigation and contingencies arising in the normal course of business.  The Company is unable to predict the extent of its ultimate liability with respect to any and all future litigation matters. The costs and other effects of any future litigation, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in the below litigation could have a material adverse effect on the Company’s financial condition and operating results.  The following is a summary of our current litigation:

(a)
Claim of Singer Worldwide LLC and KSIN Luxembourg III, S.ar.I. for $30,000.00 in costs incurred under a April 2, 2003 license agreement with Tactica International, Inc.. The Company is required by a Consent Order for Permanent Injunction dated January 16, 2006, to make twelve monthly payments in 2007 as settlement of the remaining costs, to maintain and staff a dedicated toll-free customer service telephone number and perform certain other administrative tasks. Singer filed a contempt motion that in Bankruptcy Court concerning noncompliance with the Consent Order that was heard in June 2007, and the Company has addressed the noncompliance complaints; however, the Company objected to Singer’s request to pay Singer’s legal costs for filing the motion of approximately $15,000. The legal fees dispute was settled pursuant to a stipulation, in which the Company agreed to pay $1,500 for Singer’s legal costs.

(b)
Tactica has entered into a stipulated settlement agreement and confession of judgment with DLA Piper Rudnick Gray Cary US LLP for payment of $204,033 for services in connection with resolution of its post-petition administrative claims and disputed pre-petition claims.

(c)
On July 7, 2006, IGIA was served with a Summons and Complaint filed in Los Angeles County Superior Court, Los Angeles, California by a major carrier. The Complaint seeks payment by IGIA of $783,344.86 plus $195,836.22 of collection costs and an unspecified amount of interest thereon as compensation for the breach of a contract between the major carrier and Brass Logistics, LLP. The Complaint alleges that Brass Logistics, LLP shipped packages using the services of the major carrier and failed to pay for the services. The Complaint further alleges that shipments contained products sold by IGIA and therefore benefited IGIA. IGIA believes that it has adequately reflected in its consolidated financial statements as of May 31, 2007, the liability for fulfillment services rendered by Brass Logistics, LLP that are the subject of the Complaint. The Company filed an answer and is currently seeking to replace counsel it had retained in California.

(d)
A civil complaint was filed on December 2, 2005 in the United States District Court Southern District of New York by Hughes Holdings, LLC, Global Asset Management, LLC, Allied International Fund, Inc., Robert DePalo, Gary Schonwald, and Susan Heineman as plaintiffs against Peter Zachariou, Fountainhead Investments, Inc., Accessible Development, Corp., Allan Carter, Chadel, Ltd., John D'Avanzo, Jason Fok, Tabacalera, Ltd., Terrence DeFranco, Altitude Group, LLC, Virginia Casadonte, Shai Bar Lavi, and IGIA, Inc. and its officers and directors. The plaintiffs claim for $279,480.60 plus costs, interest, and punitive damages is alleged to have resulted from their holdings of securities issued by Diva Entertainment, Inc. and, subsequent to the Company's June 2004 reverse merger, those of IGIA, Inc. The Diva parties filed a counterclaim against the DePalo parties and a cross-claim against certain of the IGIA parties seeking damages in excess of $2.3 million, disgorgement of any profits realized by the DePalo parties, and punitive damages. In June 2007, the Company entered into a settlement agreement that provides for the Company to issue a $300,000 convertible debenture, the liability for which has been provided for in its financial statements as of May 31, 2007. The Company is in discussions concerning terms for the convertible debenture and effectuating the final settlement.

(e)
In February 2006, Shopflash, Inc., a wholly owned subsidiary of the Company, began working with a media placement agent for direct response sales campaigns regarding two household products that Shopflash, Inc. has sold. The media placement agent placed the Shopflash, Inc. advertisements on television and the Internet and provided additional campaign support that allowed Shopflash, Inc. to further develop the campaigns. According to the agreement between the parties, the media placement agent receives fees and has a security interest in goods and proceeds related to the campaigns. The media placement agent has acted to exercise contractual rights to assume control over the sales campaigns. As a result, Shopflash, Inc. has discontinued its participation in the two sales campaigns. DC Media Capital has filed a lawsuit against Shopflash, Inc., Avi Sivan, Prem Ramchandani, and Kurt Streams seeking $3,000,000 plus punitive damages and recovery costs, an amount that substantially exceeds the $1.6 million amount DC Media Capital previously sought. Shopflash has filed and served a motion to dismiss, and has counterclaimed against DC Media under various theories of law and equity including fraud and infringement. Shopflash seeks over $2,000,000 in its counterclaims.

(f)
On September 22, 2006, an adversary proceeding was filed in the U.S. Bankruptcy Court, Eastern District of New York by H.Y. Applied under Data Services, Inc (a debtor in possession) against Shopflash, Inc. & Tactica International asserting for fulfillment services, allegedly provided for the two companies, both of which are wholly owned subsidiaries of IGIA. The claim against Tactica is for $1,660.57, and the claim against Shopflash is for $54,661.80. In January 2007, the bankruptcy of H.Y. Applied Inter Data Services, Inc. was converted to a Chapter 7 proceeding with a court appointed trustee handling the matter and asserting the claims in the U.S. Eastern District Bankruptcy Court. Both claims are disputed by the Company, which believes that the services claimed were not performed, that the Company was overcharged and falsely billed, that H.Y. Applied Data Services, Inc. converted funds and product belonging to the Company, and that H.Y. Applied Data Services, Inc. actually owes in excess of $100,000.00 dollars to the Company. The Company has asserted an answer with counterclaims. Discovery is ongoing.

(g)
An assignee of United Parcel Service filed suit against Tactica International seeking $152,299.06 for shipping services allegedly provided to IGIA. The Company is challenging the liability in the litigation.

(h)
The American Express Merchant Services Company asserted a claim on March 27, 2007 in Los Angeles County Superior Court in the amount of $324,941.87 against Brass Logistics, LLC, a fulfillment house used by the Company in the past, the President of Brass Logistics, and Tactica International. The plaintiff alleges that these services were provided on behalf of Tactica. The Company is seeking counsel in California and the parties have had preliminary settlement discussions.

(i)
Klestadt & Winters, LLP, a law firm previously employed by the Company has commenced an action for legal fees allegedly earned in the total amount of $24,180.41. The action is pending in the Civil Court of the City of New York. The Company has filed a response to the action and is engaged in settlement discussions with the plaintiff. The Company defeated a motion of summary judgment by the plaintiff and the action went to trial on July 18, 2007. The Court dismissed the action at trial and directed Klestadt & Winters, LLP to demand arbitration.

(j)
On February 28, 2007, an Agreed Final Order was executed and approved by the Circuit Court of Kanawha County in West Virginia that settled a civil enforcement action brought by the State of West Virginia, through its Attorney General, against IGIA, Inc. and Prem Ramchandani, individually and as President of IGIA, Inc. The settlement requires IGIA, Inc. to pay the State of West Virginia a civil penalty in the amount of $176,139.27, to be paid in equal monthly installments of $10,000 beginning March 5, 2007, with the final payment to be made on October 6, 2008. IGIA, Inc. also agreed not to transact business in the State of West Virginia until the full settlement amount has been paid. The State of West Virginia agreed that the civil penalties paid by IGIA, Inc. shall be used by the State to provide restitution to eligible consumers. In the settlement, IGIA and Mr. Ramchandani did not admit any of the allegations contained in the State’s complaint.

(k)
The Attorney General of the State of Kansas has asserted a claim against the Company for alleged unfair trade practices. The matter appears to be resolved upon the entry of a consent judgment and the payment of up to $6,000. The terms are currently being negotiated.

(l)
The Attorney General of the State of Missouri has asserted a claim against Brass Logistics, LLC and Tactica International, Inc. for alleged unfair trade practices. The action seeks full restitution for all aggrieved Missouri consumers, a civil penalty of $1,000 per actual violation and a payment to the State equal to 10% of the restitution and penalties. The State has proposed a settlement full restitution in the amount of $1,808.02 and $2,000 in attorneys’ fees and costs. The matter is moving toward final settlement.

(m)
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

(n)
Rite Aid was sued by an individual who alleges injury caused by a product purchased from Rite Aid. Rite Aid is defending against the claim and has sued IGIA, Inc., the alleged product supplier, for any damages that may result. The amount of claims has not yet been established. Rite Aid has taken the lead in defending this action. The Company and Rite Aid believe the claim is frivolous and that there is no liability.

(o)
The Telemarketing Company, a telemarketing firm previously employed by the Company, has commenced an action for service fees allegedly earned in the total amount of $8,485.88 in the First Civil Court of Cook County, Illinois, and obtained a default judgment. The Company is engaged in settlement discussions with the plaintiff.

Payroll Taxes

At May 31, 2007, the Company is delinquent with remitting payroll taxes of approximately $273,737, including estimated penalties and interest related to payroll taxes withheld since July 2006. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Estimated interest and penalties were accrued in an amount estimated to cover the ultimate liability and there is no change in the estimate that was recorded as of February 28, 2007.

Sales Taxes

At May 31, 2007, the Company is delinquent with remitting sales taxes of approximately $801,078, including related estimated penalties and interest related to sales taxes withheld since 2005 in the states of New York and California. The Company has recorded the delinquent sales taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Estimated interest and penalties were accrued in an amount estimated to cover the ultimate liability and there is no change in the estimate that was recorded as of February 28, 2007.

Default of Callable Secured Convertible Notes

The Company is in default of the terms of the Callable Secured Convertible Notes. The investors have the right under the Callable Secured Convertible Notes to deliver to the Company a written notice of default. In the event that a default is not cured within ten days of notice, the Callable Secured Convertible Notes shall become immediately due and payable at an amount equal to 130% of outstanding principal plus amounts due for accrued interest and penalty provisions.  The Company has not received a written notice of default. In accordance with the default terms of the convertible debt agreements, the Company accrued financing costs related to a default premium equal to 30% of the outstanding principal of $4,448,395 as of February 28, 2007. The total default premium charge was $1,334,519 during the year ended February 28, 2007. The Company has not accrued any additional default premium charge for the quarter ended May 31, 2007.

NOTE H- SUBSEQUENT EVENTS

The Company entered into a Securities Purchase Agreement with three accredited investors on June 7, 2007 for the issuance of an aggregate of $180,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 20,000,000 shares of the Company’s common stock. In exchange, the Company received net proceeds of $170,000.00 after deducting expenses of $10,000. The Convertible Notes accrue interest at 6 % per annum, payable quarterly, and are due three years from the date of the note. The note holders have the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (a) $0.04 or (b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, the conversion date. Interest is due and payable quarterly, except in any month in which the Company’s trading price, as defined, is greater than $.00875. The full principal amount of the Callable Secured Convertible Notes is due upon default. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.009 per share. In addition, the conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants will be adjusted in the event that the Company issues common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides, or combines outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the Selling Stockholders’ position. The Selling Stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of the Company’s common stock such that the number of shares of common stock held by the Investors and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, the Company has granted the Investors registration rights and a security interest in substantially all of the Company’s assets and a security interest in its intellectual property.

The Company is in default of interest payment obligations on the $180,000 Callable Secured Convertible Notes issued on June 7, 2007. Interest accrues at 6% per annum and is payable quarterly. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into the Company’s common stock, at the investors’ option. To date, the investors have not opted to convert any principal or interest.

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

Comparison of the Three Months Ended May 31, 2007 to the Three Months Ended May 31, 2006

Results of Operations

Revenue

In the three month period ended May 31, 2007, we sold a limited amount of consumer products and home care products directly to individual customers and to retailers. Our net sales for the three months ended May 31, 2007 were $6,513, a decrease of $3,452,372 compared to net sales of $3,458,885 for the three month period ended May 31, 2006.

Historically, we have used direct response television advertising to promote sales, but we have ceased direct response television advertising due to a lack of capital. The decrease in net sales for the three months ended May 31, 2007 as compared to the three months ended May 31, 2006 results from our inability to run direct response television advertising. In addition, our lack of cash has resulted in our inability to purchase and ship product to customers in a timely and consistent manner. During our fiscal year ended February 27, 2007 (“Fiscal 2007”), we also suffered disruptions to operations caused by changes in providers of services for customer order fulfillment and credit card processing. We began Fiscal 2007 with negative working capital of $21.9 million and $7,887 in cash. We engaged Parcel Corporation of America (“PCA”) for customer order fulfillment and a media placement agent in connection with a houseware products sales campaign we initiated. Shortly after integrating our operating activities with PCA and launching the campaign, PCA advised us that the logistics company they used to ship our products went bankrupt and that PCA also was ceasing operations within two weeks. While getting established with a new service provider, we noted an unusually high level number of calls from customers concerned about their order status and PCA’s inability to effectively handle matters. In addition, our credit card merchant banks also noted an elevated level of customer inquires and chargeback requests. As a result, the credit card merchant banks increased the amount of cash they withheld from customer orders and placed in rolling reserves and they delayed releases of funds to us. As a result, we did not have sufficient cash to obtain all of the product needed to fulfill customer orders on hand which led to order cancellations.  To address similar issues we experienced after replacing PCA, we terminated the fulfillment services that two other vendors provided us, one of which filed for bankruptcy, and we consolidated our fulfillment activities with one service provider.

The direct response sales campaigns that used the credit terms provided by a media placement agent contributed the majority of our revenues for the period ending May 31, 2006. The media placement agent has demanded that we repay all amounts outstanding, which are approximately $2.0 million, and has acted to exercise contractual rights to assume control over the sales campaigns. As a result, we have discontinued participation in the two sales campaigns and did not generate revenues from them since the second quarter of Fiscal 2007.

We currently have limited working capital and access to credit that we need to purchase television air time and products. Our direct response sales operation requires that we use cash to purchase, up to two weeks in advance, television advertising time to run our infomercials and to purchase, up to eight weeks in advance, products that we sell. Until such time as we obtain additional working capital and credit availability, we expect our purchases and direct response revenues to be substantially lower. We are also seeking to license our products for sale by other direct marketers in order to generate licensing revenue and continued brand exposure.

Gross Profit

Our gross loss was $1,047 for the three months ended May 31, 2007 versus our gross profit of $2,689,377 for the three months ended May 31, 2006, a decrease of $2,690,424. The decrease in gross profit for the first three months ended May 31, 2007 is the result of our substantially decreased revenue.

Our gross loss percentage for the three months ended May 31, 2007 was 16.1%, as compared to a gross profit percentage of 77.8% for the first three months ended May 31, 2006. The gross loss percentage for the three months ended May 31, 2007 resulted from our substantially decreased revenue.

Operating expenses

Operating expenses for the three months ended May 31, 2007 were $585,189, a decrease of $5,415,003 from $6,000,192, or 90.2% as compared to the three months ended May 31, 2006. For the three months ended May 31, 2007, operating expense was 8,985% of net sales as compared to 173% for the comparable period in 2006. The decrease in the dollar amounts of operating expenses for the first three months ended 2007 is primarily the result of eliminated media advertising and decreased customer order fulfillment services as a result of lower sales volume. As a result of lower revenues for the three months ended May 31, 2007, our fixed operating and overhead expenses were a greater percentage of revenue in the three months ended May 31, 2007 compared to the prior period in 2006.

We eliminated media advertising spending in the three months ended May 31, 2007, as compared to spending $3,703,021 in the three months ended May 31, 2006. We purchased no television air time as a result of constraints from a lack of cash needed to purchase and ship product to customers in a timely and consistent manner and due to disruptions to operations caused by changes in providers of services for customer order fulfillment and credit card processing.

We spent $585,189, or 74.5% less, on other selling, general and administrative expenses, including related party, in the three months ended May 31, 2007 as compared to the prior period in 2006. Selling expenses associated with the volume of sales have decreased and we have also reduced the number of personnel on staff in response to the reduced level of activity.

Interest expense and other income / expense

We incurred net interest expense of $217,014 and $395,844 in the three months ended May 31, 2007 and 2006, respectively, an decrease of $178,830. Interest expense for the three months ended May 31, 2007 consisted primarily of $162,433 in coupon interest on the Notes and $54,581 in interest on notes payable to related parties. Interest expense for the three months ended May 31, 2006 consisted primarily of $337,105 in amortization of the discount related to the beneficial conversion feature and amortization of the related issue costs and $24,172 in interest on notes payable to related parties. Decreased interest expense for the three months ended May 31, 2007 is primarily attributable to the Notes being in default which resulted in accelerating the accretion on the Notes in fiscal year ended February 28, 2007, therefore interest expense for the period ended May 31, 2007 does not include any additional accretion.

Reorganization items

Pursuant to the March 28, 2006 Notice of Effective Date of the Plan that was filed with the Bankruptcy Court Tactica eliminated $14,872,653 of pre-petition liabilities and paid a total of $775,000 in cash to the creditors and 5,555,033 shares of IGIA common stock that were valued at $88,881 as of the Effective Date, thereby realizing a net gain of $13,989,024 in the three month period ended May 31, 2006. The Company incurred no gain or loss in the three month period ended May 31, 2007 in connection with the bankruptcy.

Net Income and Loss

Our net loss for the three months ended May 31, 2007 was $4,188,896 in contrast to net income of $16,377,174 for the three months ended May 31, 2006. The net loss for the three months ended May 31, 2007 includes $3,480,004 unrealized loss on adjustment of derivative and warrant liability to the fair value of the IGIA securities underlying the Callable Secured Convertible Notes discussed above, as opposed to an unrealized gain of $6,091,309 on adjustment of derivative and warrant liability to the fair value of the IGIA securities underlying the Callable Secured Convertible Notes discussed above for the three months ended May 31, 2006. In addition, our net income for the three months ended May 31, 2006 resulted from the $13,989,024 in income from extinguishments of pre-petition liabilities in connection with Tactica’s business restructuring and reorganization under chapter 11.

Our basic net loss per common share was $0.01105 for the three months ended May 31, 2007 as compared to basic net income per share of $0.44 for the three months ended May 31, 2007. On a fully diluted basis, our net loss per share was $0.00015 for the three months ended May 31, 2007 as compared to a fully diluted net income per share of $0.22 for the three months ended May 31, 2006.

The basic weighted average number of outstanding shares was 379,049,215 for the three months ended May 31, 2007 as compared to 37,431,619 for the three months ended May 31, 2006. The fully diluted weighted average number of outstanding shares was 27,615,429,895 for the three months ended May 31, 2007 as compared to 73,100,465 for the three months ended May 31, 2006. The increases in the weighted average number of basic and diluted shares for the three month period ended May 31, 2007 is attributed to an increase in shares issued and issuable upon conversions of the Callable Secured Convertible Notes and in increase in the principal balance outstanding for Callable Secured Convertible Notes as a result of our issuing of additional convertible notes.

Liquidity and Capital Resources

Overview

As of May 31, 2007, we had a $33.93 million working capital deficit and negative net worth of $33.9 million. As of February 28, 2007, we had a $29.8 million working capital deficit and negative net worth of $29.8 million. Our cash position at May 31, 2007 was $1,637 as compared to $26,780 as of February 28, 2007.

For the three months ended May 31, 2007, we generated a net cash flow deficit from operating activities of $25,143 consisting primarily of a net loss of $4,188,896, adjusted primarily for total non-cash additions to net loss of $14,201 of depreciation and amortization, $3,480,004 of unrealized gain related to adjustment of derivative and warrant liability to fair value of underlying securities, $50,000 of common stock issued for services rendered, $217,014 of interest expense credited to notes payable, $25,110 of decreases in accounts receivable, $102,330 of decrease in other prepayments, $24,320 of decreases in current assets $11,385 decrease in accounts payable, and $262,159 of increases in accrued expenses. Our accounts receivable is comprised primarily of funds held aside by the credit card processor we use for processing customer payments of direct response sales. A substantial amount of cash from orders placed by customers and sales has been held back by the credit card merchant banks to establish rolling reserves for the customer payment processing they do for us. As a result, we did not have sufficient cash to obtain all of the products needed to fulfill customer orders on hand and pay for order fulfillment costs.

There were no investing activities during the three months ended May 31, 2007, as compared to $19,494 of investing activities during the three months ended May 31, 2006, which consisted primarily of office equipment purchases. We expect capital expenditures to continue to be nominal for fiscal 2008. These anticipated expenditures are for continued investments in property and equipment used in our business.

The were no financing activities during the three months ended May 31, 2007, as compared to cash of $1,065,784 provided by financing activities during the three months ended May 31, 2006, which consisted mainly of proceeds from related party loans, the sales of our Callable Secured Convertible Notes and a $250,000 loan from a third party that was used to purchase product for sale.

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

Tactica’s Chapter 11 Reorganization

On January 13, 2006, the Bankruptcy Court issued a confirmation order approving the Revised First Amended Plan of Reorganization Proposed by Tactica and IGIA (the “Plan”) that provides for Tactica’s exit from bankruptcy. On March 28, 2006, a Notice of Effective Date of the Plan was filed with the Bankruptcy Court. Upon being declared effective, the Plan eliminated $14,873,169 of Tactica’s pre-petition liabilities. The plan calls for Tactica’s pre-petition creditors to receive distributions of the following assets: (i) $2,175,000 cash paid by Tactica’s former shareholders; (ii) $700,000 cash paid by Tactica; (iii) $75,000 cash paid by IGIA, Tactica, and the Board Members; (iv) up to $275,000 cash paid by Innotrac; (v) the rights and proceeds in connection with avoidance and other actions including uncollected pre-petition invoices payable by a Tactica customer; and (vi) 5,555,033 newly issued shares of IGIA common stock that was in number equal to 10% of the outstanding shares of common stock as of the Plan’s effective date and is exempted from the registration requirements of Section 5 of the Securities Act of 1933, as amended and State registration requirements by virtue of Section 1145 of the Bankruptcy Code and applicable non-bankruptcy law. Certain Tactica post-petition creditors have submitted claims to the Bankruptcy Court for post-petition administrative expenses. Tactica is reviewing the administrative expense claims to determine whether to seek possible settlements and payment schedules or a resolution by the Bankruptcy Court.

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

The entire principal was due and payable on May 31, 2007. As security for the Loan, Tactica granted to Tactica Funding a first priority security interest in substantially all of the assets of Tactica, except as to permitted liens for which the Tactica Funding security interest is junior and subordinate, including certain carve out expenses that Tactica incurred for professional fees and other bankruptcy case matters. Mr. Sivan is a member and Mr. Ramchandani is a manager and a member of Tactica Funding 1, LLC. As of May 31, 2007, the Company owed $300,000 of note principal, which is included in Notes Payable - related parties, and unpaid interest of $43,667.

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

The $3,000,000 in Callable Secured Convertible Notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors’ option, at the lower of (i) $0.04 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The $1,760,000 in Callable Secured Convertible Notes bear interest at 6%, mature three years from the date of issuance, and are convertible into our common stock, at the Investors’ option, at a conversion price equal to the lower of (i) $0.04 or (ii) 25% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date. The full principal amount of the Callable Secured Convertible Notes is due upon default under the terms of secured convertible notes. The 6,000,000 in warrants are exercisable until five years from the date of issuance at a purchase price of $0.03 per share and the 175,000,000 in warrants are exercisable until seven years from the date of issuance at a purchase price of $0.009. In addition, the conversion price of the secured convertible notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the callable secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide, or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder’s position. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

From time to time, Mr. Sivan and Mr. Ramchandani have paid certain advertising expenses on our behalf and have advanced us funds for working capital purposes in the form of unsecured promissory notes, accruing interest at 8% per annum. As of May 31, 2007, the balance on promissory notes due to Mr. Sivan and Mr. Ramchandani collectively was $1,313,338, including accrued interest. On October 4, 2006, IGIA converted $52,000 of interest due (based on a closing price of $0.0052) on promissory notes issued to Avi Sivan, our Chief Executive Officer, and Prem Ramchandani, our President, into an aggregate of 10,000,000 shares of common stock. Our registration statement for the 10,000,000 shares of common stock issued to Mr. Sivan and Mr. Ramchandani was declared effective by the SEC on January 12, 2007. On March 13, 2006, APA International LLC advanced $250,000 to the Company for working capital purposes in the form of an unsecured promissory note, accruing interest at 8% per annum. As of May 31, 2007, the balance due to APA International LLC was $312,797, including accrued interest. Mr. Sivan, Mr. Ramchandani, and a shareholder own APA International LLC.

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

We are reducing cash required for operations by reducing operating costs by ceasing purchases of media and products, reducing staff levels, and deferring management’s salaries, all until we receive additional working capital. Mr. Sivan and Mr. Ramchandani have not been paid any their salary that has been accruing during the three months ended May 31, 2007 and two other managers have deferred portions of their salaries. We are continuing to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.

Our ability to achieve and sustain profitability is dependent on several factors, including but not limited to, our ability to generate liquidity from operations, satisfy our ongoing operating costs on a timely basis, and to resolve all of our post-petition administrative costs. We still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again, attempt to further restructure financial obligations and/or seek a strategic merger, acquisition or a sale of assets.

The independent auditor’s report on the Company’s February 28, 2007 financial statements included in its Annual Report states that the Company’s recurring losses raise substantial doubts about the Company’s ability to continue as a going concern.

The effect of inflation on our revenue and operating results was not significant. Our operations are located in North America and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

Trends, Risks, and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Risks Relating to Our Business:

You should carefully consider the following risk factors and all other information contained herein as well as the information included in our Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in our Annual Report, including our consolidated financial statements and the related notes.

Risks Relating to Our Business:

We Have Ceased Our Primary Operations and May Never Be Able To Resume Them.

Due to our lack of working capital, we have ceased our direct response television advertising, which has essentially resulted in our ceasing our primary operations. Historically, we have used direct response television advertising to promote sales. In addition, our lack of cash has resulted in our inability to purchase and ship product to customers in a timely and consistent manner. During our fiscal year ended February 28, 2007, we also suffered disruptions to operations caused by changes in providers of services for customer order fulfillment and credit card processing. Unless we obtain additional financing, we will probably not be able to resume substantial revenue generating operations in our current line of business. It is possible that we may never procure the necessary additional financing to resume operations. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again, attempt to further restructure financial obligations and/or seek a strategic merger, acquisition or a sale of assets.

The Chapter 11 Has A Material Negative Effect On Our Business, Financial Condition, And Results of Operations.

Tactica, our operating subsidiary, filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code in October 2004, and its plan of reorganization was declared effective in March 2006. The bankruptcy has had a material negative effect on our business, financial condition, and results of operations. Certain post-petition creditors, including firms that provided professional services to Tactica have submitted a total of approximately $583,000 in claims to the Bankruptcy Court for post-petition administrative expenses. In addition, as described under “Liquidity and Capital Resources” we have a significant working capital deficit and we are seeking additional working capital for operations and to satisfy our obligations.

If we are unable to resolve post-petition administrative expense claims and service other financial obligations as they become due, we will be required to adopt alternative strategies, which may include, but are not limited to, actions such as further reducing management and employee headcount and compensation, attempting to further restructure financial obligations and/or seeking a strategic merger, acquisition or a sale of assets. There can be no assurance that any of these strategies could be affected on satisfactory terms. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity, and financial condition. In such event, we may be forced to discontinue our operations.

Our Auditors Have Expressed Substantial Doubt About Our Ability To Continue As A Going Concern.

In their report dated July 3, 2007, Russell Bedford Stefanou Mirchandani LLP stated that the financial statements of IGIA for the year ended February 28, 2007 were prepared assuming that IGIA would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of Tactica having filed for bankruptcy protection on October 21, 2004, its recurring losses from operations, and our net capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit. Our continued net operating losses and stockholders’ deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Pending And Threatened Litigation could result in us losing our primary operating assets.

Currently, we are a party to various pending lawsuits and judgments. Any of our judgment creditors, as well as our secured lenders, may seek to foreclose on our assets in the future or may seek to force us into an involuntary liquidation under the United States Bankruptcy Code. It is possible that, in connection with such a foreclosure action or involuntary bankruptcy proceeding, our assets could be sold to such third party creditor, another creditor, or a third party. In the event that the assets are put up for sale, we intend to bid on them, but it is possible that we may not be able to purchase the assets, either because we do not have the assets with which to make a competitive bid or because we are simply outbid by one of our creditors or a third party. In the event that our assets are sold in a foreclosure action or in a bankruptcy proceeding, we would no longer have any operating business.

Our Common Stock Trades In A Limited Public Market, The NASD OTC Electronic Bulletin Board; Accordingly, Investors Face Possible Volatility Of Share Price.

Our common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol IGAI.OB. As of October 16, 2007, there were approximately 403,634,177 shares of common stock outstanding, of which approximately 393,634,177 shares are tradable without restriction under the Securities Act.

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

Our Future Operations Are Contingent On Our Ability To Recruit Employees.

In the event we are able to expand our business, we expect to experience growth in the number of employees and the scope of our operations. In particular, we may hire additional sales, marketing, and administrative personnel. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. We believe that our ability to increase our customer support capability and to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to our future success.

We May Not Be Able To Manage Any Future Growth Effectively.

Our future success will be highly dependent upon our ability to successfully manage the expansion of our operations. Our ability to manage and support our growth effectively will be substantially dependent on our ability to (1) implement adequate improvements to financial and management controls, reporting and order entry systems, and other procedures, and (2) hire sufficient numbers of financial, accounting, administrative, and management personnel. Our expansion and the resulting growth in the number of our employees would result in increased responsibility for both existing and new management personnel. We are in the process of establishing and upgrading our financial accounting and procedures. We may not be able to identify, attract, and retain experienced accounting and financial personnel. Our future operating results will depend on the ability of our management and other key employees to implement and improve our systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. We may not be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on our business, results of operations, and financial condition.

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

We Are Seeking Additional Financing.

We are seeking additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations. We have been financing our operations since the June 2004 merger with Tactica through funds loaned to us directly and indirectly by certain officers and directors, the sale of callable secured convertible notes, and through operations. We have used the financing to increase our direct response sales business and fund Tactica’s emergence from bankruptcy. We need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

It is possible that we will generate adequate revenues from our operations. Failure to generate such adequate operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our products. We will be required to obtain additional private or public financing including debt or equity financing and it is possible that that such financing will not be available as needed or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

We are currently in default of interest payment obligations and we are accruing interest at the annual default rate of interest of 15%. The note holders have the right to deliver to us a written notice of default. In the event that the default is not cured within ten days of notice, the callable secured convertible notes shall become immediately due and payable at an amount equal to 130% of the outstanding principal plus amounts due for accrued interest and penalty provisions. This default could prevent or hinder are ability to raise any additional capital. As of February 28, 2007, we recorded a default payment of 130% of the outstanding principal.

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

The Sales Of Our Products Have Been Very Volatile And Our Results Of Operations Could Fluctuate Materially.

The sales of our products rely on television advertising and direct response marketing campaigns, and we have ceased running such campaigns until such time as we may receive additional financing. In addition, within direct response marketing, products often have short life cycles. This leads to volatility in our revenues and results of operations. For example, our net sales for the fiscal year ended February 28, 2007 decreased 76.4% as compared with our fiscal year ended February 28, 2006, and our net sales for the fiscal year ended February 28, 2006 increased 125.5% as compared with the fiscal year ended February 28, 2005. This was primarily caused by substantially reduced working capital availability.

Changes In Foreign Policy, International Law, Or The Internal Laws Of The Countries Where Our Manufacturers Are Located Could Have A Material Negative Effect On Our Business, Financial Condition And Results Of Operations.

All of our products are manufactured by unaffiliated companies, some of which are in the Far East. Risks associated with such foreign manufacturing include the following: changing international political relations; changes in laws, including tax laws, regulations and treaties; changes in labor laws, regulations, and policies; changes in customs duties and other trade barriers; changes in shipping costs; interruptions and delays at port facilities; currency exchange fluctuations; local political unrest; and the availability and cost of raw materials and merchandise. To date, these factors have not significantly affected our production capability. However, any change that impairs our ability to obtain products from such manufacturers, or to obtain products at marketable rates, would have a material negative effect on our business, financial condition, and results of operations.

Our Business Will Suffer If We Do Not Develop And Competitively Market Products That Appeal To Consumers.

We have historically sold products in the “As Seen on TV” market. These markets are very competitive. Maintaining and gaining market share depends heavily upon price, quality, brand name recognition, patents, innovative designs of new products and replacement models, and marketing and distribution approaches. We compete with domestic and international companies, some of which have substantially greater financial and other resources than we have. We believe that our ability to produce reliable products that incorporate developments in technology and to satisfy consumer tastes with respect to style and design, as well as our ability to market a broad offering of products in each applicable category at competitive prices, are keys to our future success.

Our Business, Financial Condition And Results Of Operations Could Be Materially Adversely Affected If We Are Unable To Sell Products Under Our Licensed Trademarks.

A significant portion of our sales revenue is derived from sales of products under our own brands and licensed trademarks. If the percentage of our sales of such products increases, we will become increasingly dependent upon the continued use of such brands and trademarks. Actions we take and those taken by licensors and other third parties, with respect to products we license from them, could greatly diminish the value of any of our brands and licensed trademarks. If we are unable to develop and sell products under existing or newly acquired brands and licensed trademarks or the value of the trademarks were diminished by the licensor or third parties, our business, financial condition, and results of operations could be materially adversely affected.

Many Of Our Competitors Are Larger And Have Greater Financial And Other Resources Than We Do And Those Advantages Could Make It Difficult For Us To Compete With Them.

Many of our current and potential competitors may have substantial competitive advantages relative to us, including the following: longer operating histories; significantly greater financial, technical and marketing resources; greater brand name recognition; larger existing customer bases; and more popular products. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and devote greater resources to develop, promote, and sell their products or services than we can.

We Are Dependent On Our Management Team And The Loss Of Any Key Member Of This Team May Prevent Us From Implementing Our Business Plan In A Timely Manner.

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Avi Sivan, our Chief Executive Officer, and Prem Ramchandani, our President. We have entered into employment agreements with Mr. Sivan and Mr. Ramchandani. Nevertheless, we have not paid Mr. Sivan and Mr. Ramchandani any of their salaries that have been accruing during the three months ended May 31, 2007 and the fiscal year ended February 28, 2007, and we may not be able to make substantial payments for the foreseeable future. The loss of Mr. Sivan or Mr. Ramchandani would be expected to have a material adverse effect on our operations.

Our Business, Financial Condition, And Results Of Operations Will Suffer If We Do Not Accurately Forecast Customers’ Demands.

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

In 2004, we entered into a consent degree with the FTC, in connection with a claim filed against Tactica International, Inc, our wholly owned subsidiary, pursuant to which we agreed to cease soliciting the sale of goods which we did not have a reasonable expectation of shipping within the advertised time, provide buyers with a revised shipping date, and offer buyers the opportunity to agree to a delay or cancel an order and receive a prompt refund, cancel orders as requested, and receive a prompt refund and maintain and preserve records for a specified period.

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

A third party credit card processor regulates our daily credit card sales order volume and sets limits as to the maximum sales volume it will process. In addition, credit card companies, such as Visa and MasterCard, and credit card processors typically maintain a record of the level of customer requests to have charges for our products reversed (chargebacks). The credit card companies and processors may fine us for “high chargeback levels,” modify our sales volume limit, make a demand for additional reserves, or even discontinue doing business with us. The direct response business is known for relatively high chargeback levels and we have experienced periods of higher than accepted levels of chargeback activity that has led to fines and disruptions in credit card processing of customer orders. We endeavor to maintain reasonable business practices and customer satisfaction, which in part, contribute to lower levels of chargeback activity. Nevertheless, excess chargeback activity could result in our being unable to have customers pay us using credit cards.

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

As of October 16, 2007, we had 403,634,177 shares of common stock issued and outstanding and callable secured convertible notes outstanding or an obligation to issue callable secured convertible notes that may be converted into an estimated 27,642,861,199 shares of common stock at current market prices, and outstanding warrants or an obligation to issue warrants to purchase 221,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding callable secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature Of Our Callable Secured Convertible Notes Could Require Us To Issue A Substantially Greater Number Of Shares, Which Will Cause Dilution To Our Existing Stockholders.

Our obligation to issue shares upon conversion of our callable secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the callable secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the current average market price, as of October 15, 2007 of $0.0005.

The following relates to outstanding callable secured convertible notes in the aggregate principal amount of $2,496,284, which are convertible at a 50% discount:

		With	Number	% of
% Below	Price Per	Discount	of Shares	Outstanding
Market	Share	at 50%	Issuable	Stock

25%	$.00038	$.00019	13,313,512,908	97.05%
50%	$.00025	$.00013	19,970,269,360	98.01%
75%	$.00013	$.00006	39,940,538,720	99.00%

The following relates to outstanding callable secured convertible notes in the aggregate principal amount of $2,128,672, which are convertible at a 75% discount:

		With	Number	% of
% Below	Price Per	Discount	of Shares	Outstanding
Market	Share	at 75%	Issuable	Stock

25%	$.00038	$.00009	22,705,834,667	98.25%
50%	$.00025	$.000063	34,058,752,000	98.82%
75%	$.00013	$.000031	68,117,504,000	99.41%

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

Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the Callable Secured Convertible Notes, the shares of common stock we have allocated for conversion of the Callable Secured Convertible Notes and have registered are not adequate. If the shares we have allocated to the registration statement are not adequate, we are required to file an additional registration statement, and we will incur substantial costs in connection with the preparation and filing of such registration statement.

If We Are Required For Any Reason To Repay Our Outstanding Callable Secured Convertible Notes, We Would Be Required To Deplete Our Working Capital, If Available, Or Raise Additional Funds. Our Failure to Repay the Callable Secured Convertible Notes, If Required, Could Result In Legal Action Against Us, Which Could Require The Sale Of Substantial Assets.

In March 2005, we entered into a financing arrangement involving the sale of an aggregate of $3,000,000 principal amount of callable secured convertible notes and stock purchase warrants to purchase 6,000,000 shares of our common stock. The callable secured convertible notes are due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. We currently have $2,496,283 callable secured convertible notes outstanding with respect to this financing. In addition, we entered into subsequent financing arrangement involving the sale of an aggregate of $2,140,000 principal amount of callable secured convertible notes and stock purchase warrants to purchase 215,000,000 shares of our common stock. The callable secured convertible notes are due and payable, with 6% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. We are in default of interest payment obligations and we are accruing interest at the annual default rate of interest of 15%. The note holders have the right to deliver to us a written notice of default. In the event that the default is not cured within ten days of notice, the callable secured convertible notes shall become immediately due and payable at an amount equal to 130% of the outstanding principal plus amounts due for accrued interest and penalty provisions. We have not received a written notice of default. If we are served with a default notice, we expect that we would be unable to repay the notes when required. The note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

Risks Relating to Our Common Stock:

If We Fail To Remain Current On Our Reporting Requirements, We Could Be Removed From The OTC Bulletin Board Which Would Limit The Ability of Broker-Dealers To Sell Our Securities And The Ability Of Stockholders To Sell Their Securities In The Secondary Market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 or 15D of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board and, in turn, declared in default of the Callable Secured Convertible Notes. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to cure the default, which may have an adverse material effect on our Company.

Our Common Stock Is Subject To The “Penny Stock” Rules Of The SEC And The Trading Market In Our Securities Is Limited, Which Makes Transactions In Our Stock Cumbersome And May Reduce The Value Of An Investment In Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require the following:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must do the following:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form, does the following:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As of May 31, 2007, our management carried out an evaluation, under the supervision of our Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act.  Based on their evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of May 31, 2007 to ensure timely reporting with the Securities and Exchange Commission. Our management is seeking additional working capital that will be necessary for identifying and addressing deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including the Chief Executive Officer and Interim Chief Financial Officer, respectively also conducted an evaluation of our internal controls over financial reporting to determine whether any changes occurred during the three months ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the preparation of our financial statements as of and for the three months ended May 31, 2007, we concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, we determined the need to obtain additional working capital that could be used, in part, to initiate changes in internal controls. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Deficiencies and Corrective Actions Relating to Our Internal Controls over Financial Reporting and Disclosure Controls and Procedures

During the course of the preparation of our May 31, 2007 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of revenue recognition, liability recognition, and inventory accounting. Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

(a)
In order to review the financial condition and prepare the financial disclosures in this document, the Company’s internal personnel did detailed validation work with respect to all consolidated balance sheet account balances to substantiate the financial information that is contained in this Amendment No. 1 to Form 10-QSB. Additional analysis was performed on consolidated income statement amounts and compared to prior period (both year over year and consecutive period) amounts for reasonableness. Management is in the process of obtaining additional working capital that would be needed for implementing a more effective system of controls, procedures and other changes in the areas of revenue recognition, liability recognition, and inventory accounting to insure that information required to be disclosed in this quarterly report on Form 10-QSB has been recorded, processed, summarized, and reported accurately. Our management acknowledges the existence of this problem, and has developed procedures to address them to the extent possible given limitations in financial and manpower resources. Our internal controls depend on an effective integration of our records with the activity reporting systems of certain third party service providers, including our fulfillment service providers and our credit card processors. When we engage a new fulfillment service provider or credit card processor, as we did during the fiscal year ended February 28, 2007, we need to integrate our records with their activity reporting systems. Among the changes needed to be implemented are the following:

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

During the quarter year ended May 31, 2007, we continued to decrease the number of our employees, including accounting and other administrative personnel who were responsible for processing and recording our activity, which has decreased the effectiveness of our internal controls. We intend to hire personnel needed to operate the business and internal controls should we obtain additional working capital.

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

Upon being declared effective by the Bankruptcy Court, the Plan eliminated $14,853,421 of Tactica’s pre-petition liabilities. The plan calls for Tactica’s pre-petition creditors to receive distributions of the following assets: (i) $2,175,000 cash paid by Tactica’s former shareholders; (ii) $700,000 cash paid by Tactica; (iii) $75,000 cash paid by the Registrant, Tactica, and the Board Members; (iv) up to $275,000 cash paid by Innotrac Corporation; (v) the rights and proceeds in connection with avoidance and other actions including uncollected pre-petition invoices payable by a Tactica customer; and (vi) 5,555,033 newly issued shares of the Registrant’s common stock that was in number equal to 10% of the outstanding shares of common stock as of the Plan’s effective date and is exempted from the registration requirements of Section 5 of the Securities Act of 1933, as amended and State registration requirements by virtue of Section 1145 of the Bankruptcy Code and applicable non-bankruptcy law. Certain post-petition creditors, including firms that provided professional services to Tactica, have submitted a total of approximately $583,000 in claims to the Bankruptcy Court for post-petition administrative expenses. Tactica is reviewing the administrative expense claims to determine whether to seek possible settlements and payment schedules or a resolution by the Bankruptcy Court.

Claim of Singer Worldwide LLC and KSIN Luxembourg III, S.ar.I. for $30,000.00 in costs incurred under a April 2, 2003 license agreement with Tactica International, Inc.. The Company is required by a Consent Order for Permanent Injunction dated January 16, 2006, to make twelve monthly payments in 2007 as settlement of the remaining costs, to maintain and staff a dedicated toll-free customer service telephone number and perform certain other administrative tasks. Singer filed a contempt motion that in Bankruptcy Court concerning noncompliance with the Consent Order that was heard in June 2007, and the Company has addressed the noncompliance complaints; however, the Company objected to Singer’s request to pay Singer’s legal costs for filing the motion of approximately $15,000. The legal fees dispute was settled pursuant to a stipulation, in which the Company agreed to pay $1,500 for Singer’s legal costs.

Tactica has entered into a stipulated settlement agreement and confession of judgment with DLA Piper Rudnick Gray Cary US LLP for payment of $204,033 for services in connection with resolution of its post-petition administrative claims and disputed pre-petition claims.

On July 7, 2006, IGIA was served with a Summons and Complaint filed in Los Angeles County Superior Court, Los Angeles, California by a major carrier. The Complaint seeks payment by IGIA of $783,344.86 plus $195,836.22 of collection costs and an unspecified amount of interest thereon as compensation for the breach of a contract between the major carrier and Brass Logistics, LLP. The Complaint alleges that Brass Logistics, LLP shipped packages using the services of the major carrier and failed to pay for the services. The Complaint further alleges that shipments contained products sold by IGIA and therefore benefited IGIA. IGIA believes that it has adequately reflected in its consolidated financial statements as of May 31, 2007, the liability for fulfillment services rendered by Brass Logistics, LLP that are the subject of the Complaint. The Company filed an answer and is currently seeking to replace counsel it had retained in California.

A civil complaint was filed on December 2, 2005 in the United States District Court Southern District of New York by Hughes Holdings, LLC, Global Asset Management, LLC, Allied International Fund, Inc., Robert DePalo, Gary Schonwald, and Susan Heineman as plaintiffs against Peter Zachariou, Fountainhead Investments, Inc., Accessible Development, Corp., Allan Carter, Chadel, Ltd., John D'Avanzo, Jason Fok, Tabacalera, Ltd., Terrence DeFranco, Altitude Group, LLC, Virginia Casadonte, Shai Bar Lavi, and IGIA, Inc. and its officers and directors. The plaintiffs claim for $279,480.60 plus costs, interest, and punitive damages is alleged to have resulted from their holdings of securities issued by Diva Entertainment, Inc. and, subsequent to the Company's June 2004 reverse merger, those of IGIA, Inc. The Diva parties filed a counterclaim against the DePalo parties and a cross-claim against certain of the IGIA parties seeking damages in excess of $2.3 million, disgorgement of any profits realized by the DePalo parties, and punitive damages. In June 2007, the Company entered into a settlement agreement that provides for the Company to issue a $300,000 convertible debenture, the liability for which has been provided for in its financial statements as of May 31, 2007. The Company is in discussions concerning terms for the convertible debenture and effectuating the final settlement.

In February 2006, Shopflash, Inc., a wholly owned subsidiary of the Company, began working with a media placement agent for direct response sales campaigns regarding two household products that Shopflash, Inc. has sold. The media placement agent placed the Shopflash, Inc. advertisements on television and the Internet and provided additional campaign support that allowed Shopflash, Inc. to further develop the campaigns. According to the agreement between the parties, the media placement agent receives fees and has a security interest in goods and proceeds related to the campaigns. The media placement agent has acted to exercise contractual rights to assume control over the sales campaigns. As a result, Shopflash, Inc. has discontinued its participation in the two sales campaigns. DC Media Capital has filed a lawsuit against Shopflash, Inc., Avi Sivan, Prem Ramchandani, and Kurt Streams seeking $3,000,000 plus punitive damages and recovery costs, an amount that substantially exceeds the $1.6 million amount DC Media Capital previously sought. Shopflash has filed and served a motion to dismiss, and has counterclaimed against DC Media under various theories of law and equity including fraud and infringement. Shopflash seeks over $2,000,000 in its counterclaims.

On September 22, 2006, an adversary proceeding was filed in the U.S. Bankruptcy Court, Eastern District of New York by H.Y. Applied under Data Services, Inc (a debtor in possession) against Shopflash, Inc. & Tactica International asserting for fulfillment services, allegedly provided for the two companies, both of which are wholly owned subsidiaries of IGIA. The claim against Tactica is for $1,660.57, and the claim against Shopflash is for $54,661.80. In January 2007, the bankruptcy of H.Y. Applied Inter Data Services, Inc. was converted to a Chapter 7 proceeding with a court appointed trustee handling the matter and asserting the claims in the U.S. Eastern District Bankruptcy Court. Both claims are disputed by the Company, which believes that the services claimed were not performed, that the Company was overcharged and falsely billed, that H.Y. Applied Data Services, Inc. converted funds and product belonging to the Company, and that H.Y. Applied Data Services, Inc. actually owes in excess of $100,000.00 dollars to the Company. The Company has asserted an answer with counterclaims. Discovery is ongoing.

An assignee of United Parcel Service filed suit against Tactica International seeking $152,299.06 for shipping services allegedly provided to IGIA. The Company is challenging the liability in the litigation.

The American Express Merchant Services Company asserted a claim on March 27, 2007 in Los Angeles County Superior Court in the amount of $324,941.87 against Brass Logistics, LLC, a fulfillment house used by the Company in the past, the President of Brass Logistics, and Tactica International. The plaintiff alleges that these services were provided on behalf of Tactica. The Company is seeking counsel in California and the parties have had preliminary settlement discussions.

Klestadt & Winters, LLP, a law firm previously employed by the Company has commenced an action for legal fees allegedly earned in the total amount of $24,180.41. The action is pending in the Civil Court of the City of New York. The Company has filed a response to the action and is engaged in settlement discussions with the plaintiff. The Company defeated a motion of summary judgment by the plaintiff and the action went to trial on July 18, 2007. The Court dismissed the action at trial and directed Klestadt & Winters, LLP to demand arbitration.

On February 28, 2007, an Agreed Final Order was executed and approved by the Circuit Court of Kanawha County in West Virginia that settled a civil enforcement action brought by the State of West Virginia, through its Attorney General, against IGIA, Inc. and Prem Ramchandani, individually and as President of IGIA, Inc. The settlement requires IGIA, Inc. to pay the State of West Virginia a civil penalty in the amount of $176,139.27, to be paid in equal monthly installments of $10,000 beginning March 5, 2007, with the final payment to be made on October 6, 2008. IGIA, Inc. also agreed not to transact business in the State of West Virginia until the full settlement amount has been paid. The State of West Virginia agreed that the civil penalties paid by IGIA, Inc. shall be used by the State to provide restitution to eligible consumers. In the settlement, IGIA and Mr. Ramchandani did not admit any of the allegations contained in the State’s complaint.

The Attorney General of the State of Kansas has asserted a claim against the Company for alleged unfair trade practices. The matter appears to be resolved upon the entry of a consent judgment and the payment of up to $6,000. The terms are currently being negotiated.

The Attorney General of the State of Missouri has asserted a claim against Brass Logistics, LLC and Tactica International, Inc. for alleged unfair trade practices. The action seeks full restitution for all aggrieved Missouri consumers, a civil penalty of $1,000 per actual violation and a payment to the State equal to 10% of the restitution and penalties. The State has proposed a settlement full restitution in the amount of $1,808.02 and $2,000 in attorneys’ fees and costs. The matter is moving toward final settlement.

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

Rite Aid was sued by an individual who alleges injury caused by a product purchased from Rite Aid. Rite Aid is defending against the claim and has sued IGIA, Inc., the alleged product supplier, for any damages that may result. The amount of claims has not yet been established. Rite Aid has taken the lead in defending this action. The Company and Rite Aid believe the claim is frivolous and that there is no liability.

The Telemarketing Company, a telemarketing firm previously employed by the Company, has commenced an action for service fees allegedly earned in the total amount of $8,485.88 in the First Civil Court of Cook County, Illinois, and obtained a default judgment. The Company is engaged in settlement discussions with the plaintiff.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under The Plans or Programs (1)
03/01/07 – 03/31/07	—	$—	—	$—
04/01/07 – 04/30/07	—	—	—	—
05/01/07 - 05/31/07	—	—	—	—

(1) We have not entered into any plans or programs under which we may repurchase its common stock.

Item 3. Defaults upon Senior Securities.

We are in default of interest payment obligations on $2,604,636 in remaining principal outstanding against our $3,000,000 Callable Secured Convertible Notes. Interest accrues at 8% per annum and is payable quarterly following prepayment of the first nine months interest due. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into our common stock, at the investors’ option. To date, the investors have opted to only convert principal and we have not made quarterly interest payments. Therefore we are accruing interest at a default rate of 15% per annum.

We are also in default of interest payment obligations on the $760,000 Callable Secured Convertible Notes issued on June 7, 2006. Interest accrues at 6% per annum and is payable quarterly. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into our common stock, at the investors’ option. To date, the investors have not opted to convert any principal or interest and we have not made quarterly interest payments Therefore we are accruing interest at a default rate of 15% per annum.

We are also in default of interest payment obligations on $488,672 in remaining principal outstanding against our $500,000 Callable Secured Convertible Notes issued on July 27, 2006. Interest accrues at 6% per annum and is payable quarterly. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into our common stock, at the investors’ option. To date, the investors have not opted to convert any principal or interest and we have not made quarterly interest payments. Therefore we are accruing interest at a default rate of 15% per annum.

 We are also in default of interest payment obligations on the $500,000 Callable Secured Convertible Notes issued on November 6, 2006. Interest accrues at 6% per annum and is payable quarterly. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into our common stock, at the investors’ option. To date, the investors have not opted to convert any principal or interest and we have not made quarterly interest payments. Therefore we are accruing interest at a default rate of 15% per annum.

We are also in default of interest payment obligations on the $200,000 Callable Secured Convertible Notes issued on February 1, 2007. Interest accrues at 6% per annum and is payable quarterly. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into our common stock, at the investors’ option. To date, the investors have not opted to convert any principal or interest and we have not made quarterly interest payments. Therefore we are accruing interest at a default rate of 15% per annum.

We are also in default of interest payment obligations on the $180,000 Callable Secured Convertible Notes issued on June 7, 2007. Interest accrues at 6% per annum and is payable quarterly. Principal and interest obligations under the Callable Secured Convertible Notes are convertible into our common stock, at the investors’ option. To date, the investors have not opted to convert any principal or interest and we have not made quarterly interest payments. Therefore we are accruing interest at a default rate of 15% per annum.

The investors have the right under the Callable Secured Convertible Notes to deliver to us a written notice of default. In the event that a default is not cured within ten days of notice, the Callable Secured Convertible Notes shall become immediately due and payable at an amount equal to 130% of outstanding principal plus amounts due for accrued interest and penalty provisions. We have not received a written notice of default. In accordance with the default terms of the convertible debt agreements, the Company accrued financing costs related to a default premium equal to 30% of the outstanding principal of $4,448,395 as of February 28, 2007. The total default premium charge was $1,334,519 during the year ended February 28, 2007. The Company has not accrued any additional default premium charge for the quarter ended May 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on From 8-K

Exhibits

31.1	Certification of the Chief Executive Officer of IGIA, Inc. pursuant to Exchange Act Rule 15d-14(a)
31.2	Certification of the Interim Chief Financial Officer and President of IGIA, Inc. pursuant to Exchange Act Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer of IGIA, Inc. pursuant to 18 U.S.C. 1350
32.2	Certification of the Interim Chief Financial Officer and President of IGIA, Inc. pursuant to 18 U.S.C. 1350

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGIA, Inc.

Date: October 18, 2007	/s/ Avi Sivan
Chief Executive Officer