Form 10QSB
period 2007-08-31
IGIA, Inc.
filed 2007-10-22
CIK 919603

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

Commission file number 000-23506

IGIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0601498
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes ☐ No ☒

As of October 19, 2007, the Registrant had 403,634,177 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Quarterly Report on Form 10-QSB for the
Quarterly Period Ended August 31, 2007

Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheet as of August 31, 2007:	F-1
Condensed Consolidated Statements of Operations for the Three and Six Months Ended August 31, 2007 and 2006:	F-2
Condensed Consolidated Statement of Changes in Deficiency in Stockholders’ Equity for the Thirty Months Ended August 31, 2007:	F-3
Condensed Consolidated Statements of Cash Flows for the Six Months Ended August 31, 2007 and 2006:	F-4
Notes to Condensed Consolidated Financial Statements August 31, 2007:	F-5-F-24
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3. Controls and Procedures	17
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults upon Senior Securities	23
Item 4. Submission of matters to a vote of security holders	24
Item 5. Other information	24
Item 6. Exhibits	24
Signatures	25
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

IGIA, INC.
(Formerly Tactica International, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEET
At August 31, 2007

As of
August 31, 2007
(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$2,623
Accounts receivable, net of allowance for doubtful accounts	6,611

Total current assets	9,234

Security deposits	83,280
Property and equipment, net of accumulated depreciation of $497,955	87,878
Total Assets	$180,392

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,705,966
Accounts payable - related party	2,623,362
Accrued expenses	5,240,450
Customer deposits	133,983
Loans payable	317,250
Notes payable - related parties	2,008,375
Callable secured convertible notes	5,959,474
Derivative liability related to callable secured convertible notes	17,906,629
Total current liabilities	38,895,489

LONG TERM LIABILITIES:
Loan payable - long term portion	38,937
Warrant liability related to callable secured convertible notes	102,059
Total long term liabilities	140,996

TOTAL LIABILITIES	39,036,485

Commitments and contingencies

DEFICIENCY IN STOCKHOLDERS’ EQUITY:
Preferred stock, Series E, par value $0.001 per share; 3,019 shares issued and outstanding	3
Preferred stock, Series G, par value $0.001 per share; 50,000 shares issued and outstanding	50
Common stock, par value $ 0.001 per share; 403,634,177 shares issued and outstanding	403,634
Common stock subscription	2,518
Additional paid -in- capital	14,583,770
Accumulated deficit	(53,846,068)
Total Deficiency in Stockholders’ Equity	(38,856,093)

Total Liabilities and Deficiency in Stockholders’ Equity	$180,392

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.
(Formerly Tactica International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
REVENUES:
Net sales	$0	$2,261,081	$6,513	$5,719,966
Cost of sales	0	727,709	7,560	1,497,217
Gross profit	0	1,533,372	(1,047)	4,222,749

OPERATING EXPENSES:
Media advertising	0	352,313	0	4,055,334
Other selling, general and administrative	317,146	2,653,143	902,335	4,950,314
Total operating expenses	317,146	3,005,456	902,335	9,005,648
LOSS FROM OPERATIONS	(317,146)	(1,472,084)	(903,382)	(4,782,899)

OTHER INCOME (EXPENSES):
Interest expense, net	(419,177)	(704,151)	(636,191)	(1,099,995)
Unrealized gain (loss) on adjustment of derivative and warrant liability to fair value of underlying securities	(4,215,061)	(4,552,659)	(7,695,065)	1,538,650
Other	0	109,048	94,359	112,548
	(4,634,238)	(5,147,762)	(8,236,897)	551,203
(LOSS) BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(4,951,384)	(6,619,846)	(9,140,279)	(4,231,696)

REORGANIZATION ITEMS:
Gain on extinquishment of bankruptcy debts	0	19,748	0	14,008,772
	0	19,748	0	14,008,772

(LOSS) INCOME BEFORE INCOME TAXES	(4,951,384)	(6,600,098)	(9,140,279)	9,777,076

Income taxes benefit	0	0	0	0
NET (LOSS) INCOME	$(4,951,384)	$(6,600,098)	$(9,140,279)	$9,777,076

Net (loss) income per common share - basic	$(0.01218)	$(0.06)	$(0.02339)	$0.14

Net (loss) income per common share - fully diluted	$(0.01218)	$(0.06)	$(0.02339)	$0.14

Weighted average common shares outstanding - basic	406,480,519	103,616,036	390,764,867	68,134,262

Weighted average common shares outstanding - fully diluted	406,480,519	103,616,036	390,764,867	68,134,262

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.
(Formerly Tactica International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Series E		Series G							Total
	Preferred		Preferred				Common	Additional		Deficiency in
	Stock		Stock		Common Stock		Stock	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Subscription	Capital	Deficit	Equity
Balance at March 1, 2005	261,574	$262	-	$-	18,002,933	$18,003	-	$13,942,910	$(28,216,380)	$(14,255,205)

Conversion of Callable Secured Convertible Notes					7,560,000	7,560		92,263		99,823

Issuance of shares in exchange for services rendered					1,000,000	1,000		119,000		120,000

Issuance of preferred shares			50,000	50				1,450		1,500

Net loss									(17,158,737)	(17,158,737)

Balance at March 1, 2006	261,574	$262	50,000	$50	26,562,933	$26,563	$-	$14,155,623	$(45,375,117)	$(31,192,619)

Conversion of Callable Secured Convertible Notes					166,483,500	166,484		245,297		411,781

Issuance of Common stock in connection with bankruptcy settlement					3,037,230	3,037	2,518	83,326		88,881

Issuance of shares in exchange for services rendered					83,775,000	83,775		81,010		164,785

Fair value of options granted								1,590		1,590

Issuance of shares as payment for interest on loans					20,000,000	20,000		67,000		87,000

Conversion of Series E perferred stock	(258,555)	(259)			25,855,514	25,855		(25,596)		-

Net income									669,329	669,329

Balance at March 1, 2007	3,019	$3	50,000	$50	325,714,177	$325,714	$2,518	$14,608,250	$(44,705,788)	$(29,769,253)

Conversion of Callable Secured Convertible Notes					27,920,000	27,920		(24,480)		3,440

Issuance of shares in exchange for services rendered					50,000,000	50,000				50,000
Net loss									(9,140,279)	(9,140,279)
Balance at August 31, 2007	3,019	$3	50,000	$50	403,634,177	$403,634	$2,518	$14,583,770	$(53,846,068)	$(38,856,093)

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.
(Formerly Tactica International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended August 31,
	2007	2006

Net cash used in operating activities	$(194,157)	$(1,469,855)
Net cash used in investing activities	-	(29,391)
Net cash provided by financing activities	170,000	1,509,665
Net (decrease) increase in cash	(24,157)	10,419
Cash and cash equivalents at beginning of period	26,780	7,887
Cash and cash equivalents at end of period	$2,623	$18,306

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month periods ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending February 28, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated February 28, 2007 audited financial statements and footnotes thereto.

The unaudited condensed consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiaries, Tactica International, Inc. (“Tactica”), Kleenfast, Inc., and Shopflash, Inc. (“Shopflash”). The Registrant formed its Kleenfast, Inc. subsidiary on January 17, 2006 and started its operations during the fiscal year ended February 28, 2007.  All significant inter-company transactions and balances have been eliminated in consolidation.

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
August 31, 2007
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

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of March 1, 2006. The unaudited Condensed Consolidated Financial statements as of three and six months ended August 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). The Company recognized $50,000 in stock based compensation expense under SFAS 123 (R) for the six months ended August 31, 2007.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

Aggregate intrinsic value of options outstanding and options exercisable at August 31, 2007 and 2006 was $0 and $0, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.0005 as of August 31, 2007, and the exercise price multiplied by the number of options outstanding.

Net Income (loss) Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year.  Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company’s stock options and warrants (calculated using the treasury stock method). For the three months ended August 31, 2007 and 2006 and the six months ended August 31, 2007, common stock equivalents derived from shares issuable in conversion of the Callable Secured Convertible Notes are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share. The weighted average common shares outstanding on a fully diluted basis for the three and six months ended August 31, 2007, respectively are 27,642,861,199 and 27,627,145,547, respectively.

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

NOTE B - LOANS PAYABLE

On April 4, 2006, the Company entered into a loan agreement to borrow up to $250,000 for purchases of products. Advances under the loan agreement are charged with a 4% service fee and begin to bear interest at a rate of 25% per annum after unpaid advances are outstanding 30 days from the date of the advance. On November 10, 2006, the Company converted $35,000 of interest and fees due (based on a closing price of $0.0035) on borrowings into 10,000,000 shares of common stock. As of August 31, 2007, the balance due on this loan is $310,363, including interest.

In July 2006, the Company financed the purchase of a new automobile for $49,469 and traded in its old automobile. The loan bears interest at 8.84% per annum and is payable in 72 equal installments of $888 per month.

A summary of loans payable at August 31, 2007 is as follows:
Loan payable, including unpaid interest - 4% service fee for each advance, 25% per annum for unpaid advances outstanding for 30 days	$310,363
Bank loan - 8.84% per annum, 72 monthly principal and interest payments of $888	45,823
Total	356,186
Less: current portion	(317,249)
Loan payable - long term portion	$38,937

NOTE C- CALLABLE SECURED CONVERTIBLE NOTES

A summary of Callable Secured Convertible Notes at August 31, 2007 is as follows:

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
200,000

Callable Secured Convertible Notes issued on June 7, 2007; 15% per annum based upon a default rate of interest; due three years from the date of issuance; Noteholder has the option to convert unpaid note principal of the Company’s common stock at the lower of (i) $0.04 or (ii) 25% of the average of the three lowest intra-day trading prices for the common stock on a principal market for the 20 trading days before, but not including, the conversion date. The Company granted the Noteholder a security interest in substantially all of the Company’s assets and intellectual property and registration rights.
180,000

Subtotal	4,624,955
Default payment (*)	1,334,519
Total	5,959,474
Less: current portion	(5,959,474)
Callable Secured Convertible Note Payables - long term portion	$—

(*)  The Company is in default of the terms of all of the Callable Secured Convertible Notes. The investors have the right under the Callable Secured Convertible Notes to deliver to the Company a written notice of default. In the event that a default is not cured within ten days of notice, the Callable Secured Convertible Notes shall become immediately due and payable at an amount equal to 130% of outstanding principal plus amounts due for accrued interest and penalty provisions.  The Company has not received a written notice of default. In accordance with the default terms of the convertible debt agreements, the Company accrued financing costs related to a default premium equal to 30% of the outstanding principal of $4,448,395 as of February 28, 2007. The total default premium charge was $1,334,519 during the year ended February 28, 2007. The Company has not accrued any additional default premium charge for the six months ended August 31, 2007.

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

June 2007 Securities Purchase Agreement:

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

•
Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase in the intrinsic value of the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at August 31 ,2007.

•
The expense relating to the increase in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as an item of other income in the form of an unrealized loss on adjustment of derivative and warranty liability to fair value.

•	Accreted principal of $1,674,185 as of August 31, 2007.

The following table summarizes the various components of the convertible debentures as of August 31, 2007:

Callable Secured Convertible Notes	$5,959,474
Accrued default payment	(1,334,519)
Total Callable Secured Convertible Note	4,624,955
Warrant liability	102,059
Derivative liability	17,906,629
$22,633,643

As a result of the decrease in the Company stock price, the Company recorded an unrealized loss on the adjustment of derivative and warrant liability to fair value of the underlying securities of $7,695,065 for the six months ended August 31, 2007.

NOTE D- CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 shares of common stock and 1,000,000 shares of preferred stock, of which 261,574 have been designated Series E convertible preferred stock and 50,000 have been designated Series G preferred stock. As of August 31, 2007, the Company had issued and outstanding 403,634,177 shares of common stock, 3,019 shares of Series E convertible preferred stock and 50,000 shares of Series G preferred stock.

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

As of August 31, 2007, there were 50,000 shares of Series G preferred stock issued and outstanding. Current holders of Series G preferred stock (i) have general ratable rights to dividends from funds legally available therefore, when, as and if declared by the Board of Directors; (ii) are entitled to share ratably in all assets available for distribution to stockholders upon liquidation, dissolution or winding up of the Company’s affairs; (iii) do not have preemptive, subscription or conversion rights, nor are there any redemption or sinking fund provisions applicable thereto; and (iv) are entitled to 10,000 votes per share on all matters on which stockholders may vote at all stockholder meetings. The preferred stock does not have cumulative voting rights.

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

During the six months ended August 31, 2007, the Company issued 50,000,000 shares of common stock to a consultant in exchange for legal services. The shares were valued at $50,000 (based on closing prices of $0.001).

During the six months ended August 31, 2007, holders of the Callable Secured Convertible Notes dated July 27, 2006 exercised a series of partial conversions and were issued 27,920,000 shares of common stock at a conversion price averaging approximately $.00012 per share.

Warrants

As of August 31, 2007, there were outstanding warrants to purchase 6,000,000 shares of common stock at $.03 per share that are exercisable within a five-year period ending March 23, 2010 through April 19, 2010 and outstanding warrants to purchase 215,000,000 shares of common stock at $.09 per share that are exercisable within a seven-year period ending June 7, 2013 through June 6, 2014.

Non-Employee Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company as of August 31, 2007:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.03	6,000,000	2.84	$0.03	6,000,000	$0.03
$ 0.09	50,000,000	5.77	$0.09	50,000,000	$0.09
$ 0.09	75,000,000	5.91	$0.09	75,000,000	$0.09
$ 0.09	50,000,000	6.19	$0.09	50,000,000	$0.09
$ 0.09	20,000,000	6.42	$0.09	20,000,000	$0.09
$ 0.09	20,000,000	6.77	$0.09	20,000,000	$0.09
	221,000,000	5.98	$0.09	221,000,000	$0.09

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 1, 2007	201,000,000	$.09
Granted	20,000,000.09
Canceled or expired	—	—
Exercised	—	—
Outstanding at August 31, 2007	221,000,000	$.09

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

Warrants issued in conjunction with the securities purchase agreement dated June 2007:

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

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$ 0.02	400,000	3.50	$0.02	400,000	$0.02
$ 0.006	300,000	4.01	$0.006	300,000	$0.06
	700,000	3.72	$0.014	700,000	$0.014

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at February 28, 2007	870,000	$0.015
Granted	—	—
Canceled or expired		—
Forfeited	(170,000)	0.02
Outstanding at August 31, 2007	700,000	$0.014

For the year ended February 28, 2006:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.55%
Expected stock price volatility	280%
Expected dividend payout	—
Expected option life-years (a)	5.00

(a) The expected option life is based on contractual expiration dates.

For the stock options granted September 1, 2006:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.68%
Expected stock price volatility	412%
Expected dividend payout	—
Expected option life-years (a)	5.00

(a) The expected option life is based on contractual expiration dates.

NOTE E- CASH FLOWS

The following are non-cash transactions for the six months ended August 31, 2007:

During the six months ended August 31, 2007, holders of the Callable Secured Convertible Notes dated July 27, 2006 exercised a series of partial conversions and were issued 27,920,000 shares of common stock at a conversion price averaging approximately $.00012 per share.

During the six months ended August 31, 2007, the Company issued 50,000,000 shares of common stock to a consultant in exchange for legal services. The shares were valued at $50,000 (based on closing prices of $0.001).

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

NOTE F- RELATED PARTY TRANSACTIONS

The Company has $2,623,362 in accounts payable to Brass Logistics LLC, a provider of inventory warehousing and customer order fulfillment services. Mr. Sivan, Mr. Ramchandani, and a shareholder have an ownership interest in Brass Logistics LLC. The Company purchased $0 and $0 in services from Brass Logistics LLC in the six month periods ended August 31, 2007 and 2006, respectively. Fees and costs under the June 14, 2004 agreement fluctuate based upon the amount of orders placed and fulfilled. The contract provides for the provision of services for an indefinite term.

From time to time, Mr. Sivan and Mr. Ramchandani have paid certain advertising expenses on behalf of the Company and have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 8% per annum. On October 4, 2006, the Company converted $52,000 of interest due (based on a closing price of $0.0052) on the notes into an aggregate of 10,000,000 shares of common stock. As of August 31, 2007, the balance due to Mr. Sivan and Mr. Ramchandani collectively was $1,326,878, including accrued interest, and is included in Notes Payable - related parties.

On December 8, 2004, Tactica entered into a Credit Agreement with Tactica Funding 1, LLC (“Tactica Funding”). Mr. Sivan is a member and Mr. Ramchandani is a manager and a member of Tactica Funding. Under the Credit Agreement, Tactica Funding agreed to provide Tactica with a secured loan of up to an aggregate principal amount of $300,000 (the “Loan”), to provide funds for Tactica’s continued ordinary course of operations and working capital needs, as evidenced by a promissory note. The Loan bears interest at a rate of 9% per annum and is payable monthly. Notwithstanding the foregoing, the Loan bears a default rate of interest of 12% per annum. As security for the Loan, Tactica granted to Tactica Funding a first priority security interest in substantially all of the assets of Tactica, except as to permitted liens for which the Tactica Funding security interest is junior and subordinate, including the Callable Secured Convertible Notes and certain carve out expenses that Tactica incurs for professional fees and other bankruptcy case matters. As of August 31, 2007, the Company owed $300,000 of note principal and unpaid interest of $51,571, which is included in Notes Payable - related parties.

On March 13, 2006, APA International LLC advanced $250,000 to the Company for working capital purposes in the form of an unsecured promissory note, accruing interest at 8% per annum. As of August 31, 2007, the balance due to APA International LLC was $318,544, including accrued interest, and is included in Notes Payable - related parties. Mr. Sivan, Mr. Ramchandani, and a shareholder own APA International LLC.

On March 31, 2005, the Company issued 25,000 shares of Series G preferred stock to each of Avi Sivan, the Chief Executive Officer of the Company, and Prem Ramchandani, the President of the Company. The Series G preferred stock was issued to Mr. Sivan and Mr. Ramchandani in consideration of Mr. Sivan’s and Mr. Ramchandani’s agreement to pledge all of their equity ownership in the Company to secure the obligations of the Company in connection with the financing obtained by the Company at that time. Without such pledge of equity, including a pledge of the Series G preferred stock by Mr. Sivan and Mr. Ramchandani, the transaction would not have been consummated. The stated value of the Series G preferred stock at the time of issuance was $0.03 per share. As of August 31, 2007, there were 50,000 shares of Series G preferred stock issued and outstanding.

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

Litigation

Included in the results of operations for the year ended February 28, 2007 and the three months ended August 31, 2007 and in accrued expenses at August 31, 2007 are costs incurred or accrued related to litigation and contingencies arising in the normal course of business.  The Company is unable to predict the extent of its ultimate liability with respect to any and all future litigation matters. The costs and other effects of any future litigation, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in the below litigation could have a material adverse effect on the Company’s financial condition and operating results.  The following is a summary of our current litigation:

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

(d)
A civil complaint was filed on December 2, 2005 in the United States District Court Southern District of New York by Hughes Holdings, LLC, Global Asset Management, LLC, Allied International Fund, Inc., Robert DePalo, Gary Schonwald, and Susan Heineman as plaintiffs against Peter Zachariou, Fountainhead Investments, Inc., Accessible Development, Corp., Allan Carter, Chadel, Ltd., John D'Avanzo, Jason Fok, Tabacalera, Ltd., Terrence DeFranco, Altitude Group, LLC, Virginia Casadonte, Shai Bar Lavi, and IGIA, Inc. and its officers and directors. The plaintiffs claim for $279,480.60 plus costs, interest, and punitive damages is alleged to have resulted from their holdings of securities issued by Diva Entertainment, Inc. and, subsequent to the Company's June 2004 reverse merger, those of IGIA, Inc. The Diva parties filed a counterclaim against the DePalo parties and a cross-claim against certain of the IGIA parties seeking damages in excess of $2.3 million, disgorgement of any profits realized by the DePalo parties, and punitive damages. In June 2007, the Company entered into a settlement agreement that provides for the Company to issue a $300,000 convertible debenture, the liability for which has been provided for in its financial statements as of August 31, 2007. The Company is in discussions concerning terms for the convertible debenture and effectuating the final settlement.

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

Payroll Taxes

At August 31, 2007, the Company is delinquent with remitting payroll taxes of approximately $273,737, including estimated penalties and interest related to payroll taxes withheld since July 2006. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Estimated interest and penalties were accrued in an amount estimated to cover the ultimate liability and there is no change in the estimate that was recorded as of February 28, 2007.

Sales Taxes

At August 31, 2007, the Company is delinquent with remitting sales taxes of approximately $801,078, including related estimated penalties and interest related to sales taxes withheld since 2005 in the states of New York and California. The Company has recorded the delinquent sales taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Estimated interest and penalties were accrued in an amount estimated to cover the ultimate liability and there is no change in the estimate that was recorded as of February 28, 2007.

Default of Callable Secured Convertible Notes

The Company is in default of the terms of the Callable Secured Convertible Notes. The investors have the right under the Callable Secured Convertible Notes to deliver to the Company a written notice of default. In the event that a default is not cured within ten days of notice, the Callable Secured Convertible Notes shall become immediately due and payable at an amount equal to 130% of outstanding principal plus amounts due for accrued interest and penalty provisions.  The Company has not received a written notice of default. In accordance with the default terms of the convertible debt agreements, the Company accrued financing costs related to a default premium equal to 30% of the outstanding principal of $4,448,395 as of February 28, 2007. The total default premium charge was $1,334,519 during the year ended February 28, 2007. The Company has not accrued any additional default premium charge for the six months ended August 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007

Statements in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document are statements which are not historical or current fact and constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms “August”, “will”, “potential”, “opportunity”, “believes”, “belief”, “expects”, “intends”, “estimates”, “anticipates” or “plans” to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company’s reports and registration statements filed with the Securities and Exchange Commission.

Comparison of the Three and Six Months Ended August 31, 2007 to the Three and Six Months Ended August 31, 2006

Results of Operations

Revenue

In the three month period ended August 31, 2007, we did not sell any of our consumer products and home care products. Our net sales for the three months ended August 31, 2007 were $0; a decrease of $2,261,081 compared to net sales of $2,261,081 for the three month period ended August 31, 2006. In the six month period ended August 31, 2007, we sold a limited amount of consumer products and home care products directly to individual customers and to retailers. Our net sales for the six months ended August 31, 2007 were $6,513, a decrease of $5,713,453 compared to net sales of $5,719,966 for the three month period ended August 31, 2006.

Historically, we have used direct response television advertising to promote sales, but we have ceased direct response television advertising due to a lack of capital. The decrease in net sales for the three and six month periods ended August 31, 2007 as compared to the three and six month periods ended August 31, 2006 results from our inability to run direct response television advertising. In addition, our lack of cash has resulted in our inability to purchase and ship product to customers in a timely and consistent manner. During our fiscal year ended February 27, 2007 (“Fiscal 2007”), we also suffered disruptions to operations caused by changes in providers of services for customer order fulfillment and credit card processing. We began Fiscal 2007 with negative working capital of $21.9 million and $7,887 in cash. We engaged Parcel Corporation of America (“PCA”) for customer order fulfillment and a media placement agent in connection with a houseware products sales campaign we initiated. Shortly after integrating our operating activities with PCA and launching the campaign, PCA advised us that the logistics company they used to ship our products went bankrupt and that PCA also was ceasing operations within two weeks. While getting established with a new service provider, we noted an unusually high level number of calls from customers concerned about their order status and PCA’s inability to effectively handle matters. In addition, our credit card merchant banks also noted an elevated level of customer inquires and chargeback requests. As a result, the credit card merchant banks increased the amount of cash they withheld from customer orders and placed in rolling reserves and they delayed releases of funds to us. As a result, we did not have sufficient cash to obtain all of the product needed to fulfill customer orders on hand which led to order cancellations.  To address similar issues we experienced after replacing PCA, we terminated the fulfillment services that two other vendors provided us, one of which filed for bankruptcy, and we consolidated our fulfillment activities with one service provider.

The direct response sales campaigns that used the credit terms provided by a media placement agent contributed the majority of our revenues for the three and six month periods ending August 31, 2006. The media placement agent has demanded that we repay all amounts outstanding, which are approximately $2.0 million, and has acted to exercise contractual rights to assume control over the sales campaigns. As a result, we have discontinued participation in the two sales campaigns and did not generate revenues from them since the second quarter of Fiscal 2007.

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

Gross Profit

Our gross loss was $0 for the three months ended August 31, 2007 versus our gross profit of $1,533,372 for the three months ended August 31, 2006, a decrease of $1,533,372. Our gross loss was $0 for the six months ended August 31, 2007 versus our gross profit of $4,222,749 for the six months ended August 31, 2006, a decrease of $4,222,749. The decrease in gross profit for the periods ended August 31, 2007 is the result of our substantially decreased revenue.

Our gross profit percentage for the three months ended August 31, 2007 was 0.0%, as compared to a gross profit percentage of 67.8% for the first three months ended August 31, 2006. Our gross loss percentage for the six months ended August 31, 2007 was 16.1%, as compared to a gross profit percentage of 73.8% for the first six months ended August 31, 2006. The gross loss percentage for the six month period ended August 31, 2007 resulted from our substantially decreased revenue.

Operating expenses

Operating expenses for the three months ended August 31, 2007 were $317,146, a decrease of $2,688,310 from $3,005,456, or 89.5% as compared to the three months ended August 31, 2006. Operating expenses for the six months ended August 31, 2007 were $902,335, a decrease of $8,103,313 from $9,005,648, or 90.0% as compared to the three months ended August 31, 2006. For the six months ended August 31, 2007, operating expense was 13,854% of net sales as compared to 157% for the comparable period in 2006. The decrease in the dollar amounts of operating expenses for the three and six month periods ended 2007 is primarily the result of eliminated personnel, media advertising and decreased customer order fulfillment services as a result of lower sales volume. As a result of lower revenues for the three and six month periods ended August 31, 2007, our fixed operating and overhead expenses were a greater percentage of revenue in the three and six month periods ended August 31, 2007 compared to the prior period in 2006.

We eliminated media advertising spending in the three and six month periods ended August 31, 2007, as compared to spending $352,313 and $4,055,334 in the three and six month periods ended August 31, 2006, respectively. We purchased no television air time as a result of constraints from a lack of cash needed to purchase and ship product to customers in a timely and consistent manner and due to disruptions to operations caused by changes in providers of services for customer order fulfillment and credit card processing.

We spent $317,146, or 88.1% less, on other selling, general and administrative expenses in the three months ended August 31, 2007 as compared to the prior period in 2006. We spent $902,335, or 81.8% less, on other selling, general and administrative expenses in the six months ended August 31, 2007 as compared to the prior period in 2006. Selling expenses associated with the volume of sales have decreased and we have also reduced the number of personnel on staff in response to the reduced level of activity.

Interest expense and other income / expense

We incurred net interest expense of $419,177 and $704,151 in the three months ended August 31, 2007 and 2006, respectively, a decrease of $284,974. Interest expense for the three months ended August 31, 2007 consisted primarily of $174,417 in coupon interest on the Notes, a $180,000 charge for accelerating the accretion on the Notes we issued on June 7, 2007 and $38,573 in interest on notes payable to related parties. Interest expense for the three months ended August 31, 2006 consisted primarily of amortization of the discount related to the beneficial conversion feature and amortization of the related issue costs and interest on notes payable to related parties. We incurred net interest expense of $636,191 and $1,009,995 in the six months ended August 31, 2007 and 2006, respectively, a decrease of $463,804. Interest expense for the six months ended August 31, 2007 consisted primarily of $336,850 in coupon interest on the Notes a $180,000 charge for accelerating the accretion on the Notes we issued on June 7, 2007, and $76,968 in interest on notes payable to related parties. Interest expense for the six months ended August 31, 2006 consisted primarily of coupon interest on the Notes of $229,702, $759,074 in amortization of the discount related to the beneficial conversion feature and amortization of the related issue costs and $77,280 in interest on notes payable to related parties.

Reorganization items

Pursuant to the March 28, 2006 Notice of Effective Date of the Plan that was filed with the Bankruptcy Court Tactica eliminated $14,872,653 of pre-petition liabilities and paid a total of $775,000 in cash to the creditors and 5,555,033 shares of IGIA common stock that were valued at $88,881 as of the Effective Date, thereby realizing a net gain of $19,748 and 14,008,772 in the three and six month periods ended August 31, 2006. The Company incurred no gain or loss in the three and six month periods ended August 31, 2007 in connection with the bankruptcy.

Net Income and Loss

Our net loss for the three months ended August 31, 2007 was $4,951,384 in contrast to a net loss of $6,600,098 for the three months ended August 31, 2006. The net loss for the three months ended August 31, 2007 includes $4,215,061 unrealized loss on adjustment of derivative and warrant liability to the fair value of the IGIA securities underlying the Callable Secured Convertible Notes discussed above, as opposed to an unrealized loss of $4,552,659 on adjustment of derivative and warrant liability to the fair value of the IGIA securities underlying the Callable Secured Convertible Notes discussed above for the three months ended August 31, 2006. Our net loss for the six months ended August 31, 2007 was $9,140,279 in contrast to net income of $9,777,076 for the six months ended August 31, 2006. The net loss for the six months ended August 31, 2007 includes $7,695,065 unrealized loss on adjustment of derivative and warrant liability to the fair value of the IGIA securities underlying the Callable Secured Convertible Notes discussed above, as opposed to an unrealized gain of $1,538,650 on adjustment of derivative and warrant liability to the fair value of the IGIA securities underlying the Callable Secured Convertible Notes discussed above for the six months ended August 31, 2006. In addition, our net income for the six months ended August 31, 2006 resulted from the $14,008,772 in income from extinguishments of pre-petition liabilities in connection with Tactica’s business restructuring and reorganization under chapter 11.

Our basic net loss per common share was $0.01218 for the three months ended August 31, 2007 as compared to a basic net loss per share of $0.06 for the three months ended August 31, 2007. On a fully diluted basis, our net loss per share was $0.00018 for the three months ended August 31, 2007 as compared to a fully diluted net income per share of $0.06 for the three months ended August 31, 2006.

The basic weighted average number of outstanding shares was 406,480,519 for the three months ended August 31, 2007 as compared to 103,616,036 for the three months ended August 31, 2006. The fully diluted weighted average number of outstanding shares was 27,642,861,199 for the three months ended August 31, 2007 as compared to 103,616,036 for the three months ended August 31, 2006. The basic weighted average number of outstanding shares was 390,764,867 for the six months ended August 31, 2007 as compared to 27,627,145,547 for the six months ended August 31, 2006. The fully diluted weighted average number of outstanding shares was 27,627,145,547 for the six months ended August 31, 2007. The increases in the weighted average number of basic and diluted shares for the three month period ended August 31, 2007 is attributed to an increase in shares issued and issuable upon conversions of the Callable Secured Convertible Notes and in increase in the principal balance outstanding for Callable Secured Convertible Notes as a result of our issuing of additional convertible notes.

Liquidity and Capital Resources

Overview

As of August 31, 2007, we had a $38.9 million working capital deficit and negative net worth of $38.9 million. As of February 28, 2007, we had a $29.8 million working capital deficit and negative net worth of $29.8 million. Our cash position at August 31, 2007 was $2,623 as compared to $26,780 as of February 28, 2007.

For the six months ended August 31, 2007, we generated a net cash flow deficit from operating activities of $194,157 consisting primarily of a net loss of $9,140,279, adjusted primarily for total non-cash additions to net loss of $27,069 of depreciation and amortization, $7,695,065 of unrealized gain related to adjustment of derivative and warrant liability to fair value of underlying securities, $50,000 of common stock issued for services rendered, $636,191 of interest expense credited to notes payable, $26,879 of decreases in accounts receivable, $102,330 of decrease in other prepayments, $24,320 of decreases in current assets, $25,000 of decreases in other assets, $519,851 increase in accrued expense, and $176,385 of increases in accounts payable. Our accounts receivable is comprised primarily of funds held aside by the credit card processor we use for processing customer payments of direct response sales. A substantial amount of cash from orders placed by customers and sales has been held back by the credit card merchant banks to establish rolling reserves for the customer payment processing they do for us. As a result, we did not have sufficient cash to obtain all of the products needed to fulfill customer orders on hand and pay for order fulfillment costs.

There were no investing activities during the six months ended August 31, 2007, as compared to $29,391 of investing activities during the six months ended August 31, 2006, which consisted primarily of office equipment purchases. We expect capital expenditures to continue to be nominal for fiscal 2008. These anticipated expenditures are for continued investments in property and equipment used in our business.

There was $170,000 in cash provided by financing activities during the three months ended August 31, 2007, as compared to cash of $1,059,665 provided by financing activities during the six months ended August 31, 2006. For the six months ended August 31, 2007, financing activities consisted of proceeds from sale of our Callable Secured Convertible Notes on June 7, 2007. For the six months ended August 31, 2007, financing activities consisted mainly of proceeds from related party loans, the sales of our Callable Secured Convertible Notes and a $250,000 loan from a third party that was used to purchase product for sale.

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

From time to time, Mr. Sivan and Mr. Ramchandani have paid certain advertising expenses on our behalf and have advanced us funds for working capital purposes in the form of unsecured promissory notes, accruing interest at 8% per annum. As of August 31, 2007, the balance on promissory notes due to Mr. Sivan and Mr. Ramchandani collectively was $1,326,878, including accrued interest. On October 4, 2006, IGIA converted $52,000 of interest due (based on a closing price of $0.0052) on promissory notes issued to Avi Sivan, our Chief Executive Officer, and Prem Ramchandani, our President, into an aggregate of 10,000,000 shares of common stock. Our registration statement for the 10,000,000 shares of common stock issued to Mr. Sivan and Mr. Ramchandani was declared effective by the SEC on January 12, 2007. On March 13, 2006, APA International LLC advanced $250,000 to the Company for working capital purposes in the form of an unsecured promissory note, accruing interest at 8% per annum. As of August 31, 2007, the balance due to APA International LLC was $318,544, including accrued interest. Mr. Sivan, Mr. Ramchandani, and a shareholder own APA International LLC.

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

We are reducing cash required for operations by reducing operating costs by ceasing purchases of media and products, reducing staff levels, and deferring management’s salaries, all until we receive additional working capital. Mr. Sivan and Mr. Ramchandani have not been paid any their salary that has been accruing during the six months ended August 31, 2007 and two other managers deferred portions of their salaries prior to their departures in the period. We are continuing to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.

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

Our common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol IGAI.OB. As of October 19, 2007, there were approximately 403,634,177 shares of common stock outstanding, of which approximately 393,634,177 shares are tradable without restriction under the Securities Act.

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

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Avi Sivan, our Chief Executive Officer, and Prem Ramchandani, our President. We have entered into employment agreements with Mr. Sivan and Mr. Ramchandani. Nevertheless, we have not paid Mr. Sivan and Mr. Ramchandani any of their salaries that have been accruing during the six months ended August 31, 2007 and the fiscal year ended February 28, 2007, and we may not be able to make substantial payments for the foreseeable future. The loss of Mr. Sivan or Mr. Ramchandani would be expected to have a material adverse effect on our operations.

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

As of October 19, 2007, we had 403,634,177 shares of common stock issued and outstanding and callable secured convertible notes outstanding or an obligation to issue callable secured convertible notes that may be converted into an estimated 27,642,861,199 shares of common stock at current market prices, and outstanding warrants or an obligation to issue warrants to purchase 221,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding callable secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

During the six months ended May 31, 2007, we continued to decrease the number of our employees, including accounting and other administrative personnel who were responsible for processing and recording our activity, which has decreased the effectiveness of our internal controls. We intend to hire personnel needed to operate the business and internal controls should we obtain additional working capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under The Plans or Programs (1)
06/01/07 - 06/30/07	—	$—	—	$—
07/01/07 - 07/31/07	—	—	—	—
08/01/07 - 08/31/07	—	—	—	—

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

The investors have the right under the Callable Secured Convertible Notes to deliver to us a written notice of default. In the event that a default is not cured within ten days of notice, the Callable Secured Convertible Notes shall become immediately due and payable at an amount equal to 130% of outstanding principal plus amounts due for accrued interest and penalty provisions. We have not received a written notice of default. In accordance with the default terms of the convertible debt agreements, the Company accrued financing costs related to a default premium equal to 30% of the outstanding principal of $4,448,395 as of February 28, 2007. The total default premium charge was $1,334,519 during the year ended February 28, 2007. The Company has not accrued any additional default premium charge for the six months ended August 31, 2007.

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

IGIA, Inc.

Date: October 22, 2007	/s/ Avi Sivan
Chief Executive Officer