Form 10QSB
period 2007-11-30
IGIA, Inc.
filed 2008-01-22
CIK 919603

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

Commission file number 000-23506

IGIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0601498
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1173-A Second Ave, Suite 288, New York, NY 10021
(Address of Principal Executive Offices)

Registrant’s telephone number: (212) 575-0500

16 East 40th Street, 12th Floor, New York, New York 10016
(Former name, former address and former fiscal year, if changed since last report)

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

As of January 18, 2008, the Registrant had 403,634,177 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

__________________
Quarterly Report on Form 10-QSB for the
Quarterly Period Ended November 30, 2007

Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheet as of November 30, 2007:	1
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended November 30, 2007 and 2006:	2
Condensed Consolidated Statement of Changes in Deficiency in Stockholders’ Equity for the Nine Months Ended November 30, 2007:	3
Condensed Consolidated Statements of Cash Flows for the Months Ended November 30, 2007 and 2006:	4
Notes to Condensed Consolidated Financial Statements November 30, 2007:	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Controls and Procedures	42
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	44
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3. Defaults upon Senior Securities	46
Item 4. Submission of matters to a vote of security holders	47
Item 5. Other information	47
Item 6. Exhibits	48
Signatures
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IGIA, INC.
(Formerly Tactica International, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEET
At November 30, 2007
(Unaudited)

ASSETS

Property and equipment, net of accumulated depreciation of $8,055	$45,643
Total Assets	$45,643

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,705,965
Accounts payable - related party	2,623,362
Accrued expenses	5,497,141
Customer deposits	133,983
Loans payable	333,260
Notes payable - related parties	2,046,708
Callable secured convertible notes	5,959,474
Derivative liability related to callable secured convertible notes	9,132,620
Total current liabilities	30,432,512

LONG TERM LIABILITIES:
Loan payable - long term portion	38,937
Warrant liability related to callable secured convertible notes	87,621
Total long term liabilities	126,558

TOTAL LIABILITIES	30,559,070

Commitments and contingencies

DEFICIENCY IN STOCKHOLDERS’ EQUITY:
Preferred stock, Series E, par value $0.001 per share; 3,019 shares issued and outstanding	3
Preferred stock, Series G, par value $0.001 per share; 50,000 shares issued and outstanding	50

Common stock, par value $ 0.001 per share; 403,634,177 shares issued and outstanding	403,634
Common stock subscription	2,518
Additional paid-in-capital	14,583,770
Accumulated deficit	(45,503,402)
Total Deficiency in Stockholders’ Equity	(30,513,427)
Total Liabilities and Deficiency in Stockholders’ Equity	$45,643

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.
(Formerly Tactica International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006
REVENUES:
Net sales	$0	$185,025	$6,513	$5,904,991
Cost of sales	0	50,570	7,560	1,547,787
Gross profit	0	134,455	(1,047)	4,357,204

OPERATING EXPENSES:
Media advertising	0	24,173	0	4,079,507
Other selling, general and administrative	391,438	730,255	1,293,772	5,680,569
Total operating expenses	391,438	754,428	1,293,772	9,760,076
LOSS FROM OPERATIONS	391,438	(619,973)	1,294,820	(5,402,872)

OTHER INCOME (EXPENSES):
Interest expense, net	(54,344)	(633,543)	(690,535)	(1,733,538)
Unrealized gain (loss) on adjustment of derivative and warrant liability to fair value of underlying securities	8,788,447	144,088	1,093,382	1,682,738
Other	0	(3,295)	94,359	109,253
	8,734,103	(492,750)	497,205	58,453
INCOME (LOSS) BEFORE REORGANIZATION ITEMS AND INCOME TAXES	8,342,665	(1,112,723)	(797,614)	(5,344,419)

REORGANIZATION ITEMS:
Gain on extinquishment of bankruptcy debts		0	0	14,008,772
Professional fees		0	0	0
	0	0	0	14,008,772
INCOME (LOSS) BEFORE INCOME TAXES	8,342,665	(1,112,723)	(797,614)	8,664,353

Income taxes benefit
NET INCOME (LOSS)	$8,342,665	$(1,112,723)	$(797,614)	$8,664,353

Net income (loss) per common share - basic	$0.02054	$(0.00559)	$(0.00200)	$0.07764

Net income (loss) per common share - fully diluted	$0.00012	$(0.00559)	$(0.00001)	$0.00140

Weighted average common shares outstanding - basic	406,480,519	198,951,091	394,641,683	111,597,874

Weighted average common shares outstanding - fully diluted	68,164,457,219	198,951,091	68,152,618,383	6,177,487,858

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.
(Formerly Tactica International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Series E Preferred Stock		Series G Preferred Stock		Common Stock		Common Stock Subscription	Additional Paid-In Capital	Accumulated Deficit	Total Deficiency in Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 1, 2005	261,574	$262	-	$-	18,002,933	$18,003	-	$13,942,910	$(28,216,380)	$(14,255,205)

Conversion of Callable Secured Convertible Notes					7,560,000	7,560		92,263		99,823

Issuance of shares in exchange for services rendered					1,000,000	1,000		119,000		120,000

Issuance of preferred shares			50,000	50				1,450		1,500

Net loss									(17,158,737)	(17,158,737)

Balance at March 1, 2006	261,574	$262	50,000	$50	26,562,933	$26,563	$-	$14,155,623	$(45,375,117)	$(31,192,619)

Conversion of Callable Secured Convertible Notes					166,483,500	166,484		245,297		411,781

Issuance of Common stock in connection with bankruptcy settlement					3,037,230	3,037	2,518	83,326		88,881

Issuance of shares in exchange for services rendered					83,775,000	83,775		81,010		164,785

Fair value of options granted								1,590		1,590

Issuance of shares as payment for interest on loans					20,000,000	20,000		67,000		87,000

Conversion of Series E preferred stock	(258,555)	(259)			25,855,514	25,855		(25,596)		-

Net income									669,329	669,329

Balance at March 1, 2007	3,019	$3	50,000	$50	325,714,177	$325,714	$2,518	$14,608,250	$(44,705,788)	$(29,769,253)

Conversion of Callable Secured Convertible Notes					27,920,000	27,920		(24,480)		3,440

Issuance of shares in exchange for services rendered					50,000,000	50,000				50,000

Net loss									(790,926)	(790,926)
Balance at November 30, 2007	3,019	$3	50,000	$50	403,634,177	$403,634	$2,518	$14,583,770	$(45,496,714)	$(30,506,739)

See accompanying footnotes to the unaudited condensed consolidated financial statements

IGIA, INC.
(Formerly Tactica International, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended November 30, 2007	Nine Months Ended November 30, 2006

Net cash used in operating activities	$(196,780)	$(2,199,496)
Net cash used in investing activities	-	(31,941)
Net cash provided by financing activities	170,000	2,326,030
Net (decrease) increase in cash	(26,780)	94,593
Cash and cash equivalents at beginning of period	26,780	7,887
Cash and cash equivalents at end of period	$-	$102,480

See accompanying footnotes to the condensed consolidated financial statements

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month periods ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ending February 28, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated February 28, 2007 audited financial statements and footnotes thereto.

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

On June 23, 2005, the Bankruptcy Court issued the Innotrac Settlement, under which Innotrac has taken the inventory in exchange for full satisfaction of Tactica’s liability to Innotrac that was fixed at $3,000,000. Accordingly, the accompanying condensed unaudited consolidated balance sheet as of November 30, 2007 excludes the inventory and liabilities associated with the Innotrac Settlement.

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
November 30, 2007
(UNAUDITED)

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
November 30, 2007
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

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of March 1, 2006. The Consolidated Financial statements as of and for three months ended November 30, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). The Company recognized $50,000 in stock based compensation expense under SFAS 123 (R) for the three months ended November 30, 2007.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

Aggregate intrinsic value of options outstanding and options exercisable at November 30, 2007 and 2006 was $0 and $0, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.0004 as of November 30, 2007, and the exercise price multiplied by the number of options outstanding.

Net Income (loss) Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year.  Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company’s stock options and warrants (calculated using the treasury stock method). For the three months ended November 30, 2007 and 2006 and the nine months ended November 30, 2007, common stock equivalents derived from shares issuable in conversion of the Callable Secured Convertible Notes are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share. The weighted average common shares outstanding on a fully diluted basis for the three and nine months ended November 30, 2007, respectively are 68,164,457,219 and 68,152,618,383, respectively.

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
November 30, 2007
(UNAUDITED)

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

NOTE B - LOANS PAYABLE

On April 4, 2006, the Company entered into a loan agreement to borrow up to $250,000 for purchases of products. Advances under the loan agreement are charged with a 4% service fee and begin to bear interest at a rate of 25% per annum after unpaid advances are outstanding 30 days from the date of the advance. On November 10, 2006, the Company converted $35,000 of interest and fees due (based on a closing price of $0.0035) on borrowings into 10,000,000 shares of common stock. As of November 30, 2007, the balance due on this loan is $326,374, including interest.

In July 2006, the Company financed the purchase of a new automobile for $49,469 and traded in its old automobile. The loan bears interest at 8.84% per annum and is payable in 72 equal installments of $888 per month.  A summary of loans payable at November 30, 2007 is as follows:

Loan payable, including unpaid interest - 4% service fee for each advance, 25% per annum for unpaid advances outstanding for 30 days	$326,374

Bank loan - 8.84% per annum, 72 monthly principal and interest payments of $888	45,823

Total	372,197

Less: current portion	333,260

Loan payable - long term portion	$38,937

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007
(UNAUDITED)

NOTE C- CALLABLE SECURED CONVERTIBLE NOTES

A summary of Callable Secured Convertible Notes at November 30, 2007 is as follows:

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

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007
(UNAUDITED)

(*) The Company is in default of the terms of all of the Callable Secured Convertible Notes. The investors have the right under the Callable Secured Convertible Notes to deliver to the Company a written notice of default. In the event that a default is not cured within ten days of notice, the Callable Secured Convertible Notes shall become immediately due and payable at an amount equal to 130% of outstanding principal plus amounts due for accrued interest and penalty provisions.  The Company has not received a written notice of default. In accordance with the default terms of the convertible debt agreements, the Company accrued financing costs related to a default premium equal to 30% of the outstanding principal of $4,448,395 as of February 28, 2007. The total default premium charge was $1,334,519 during the year ended February 28, 2007. The Company has not accrued any additional default premium charge for the nine months ended November 30, 2007.

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
November 30, 2007
(UNAUDITED)

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
November 30, 2007
(UNAUDITED)

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
November 30, 2007
(UNAUDITED)
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
November 30, 2007
(UNAUDITED)

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

o
Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase in the intrinsic value of the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at November 30, 2007.

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

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007
(UNAUDITED)

The following table summarizes the various components of the convertible debentures as of November 30, 2007:

Callable Secured Convertible Notes	$5,959,474
Accrued default payment	(1,334,519)
Total Callable Secured Convertible Note	4,624,955
Warrant liability	87,621
Derivative liability	9,132,620
$13,845,196

The Company recorded an unrealized gain on the adjustment of derivative and warrant liability to fair value of the underlying securities of $1,093,382 for the nine months ended November 30, 2007.

NOTE D- CAPITAL STOCK

The Company is authorized to issue 1,000,000,000 shares of common stock and 1,000,000 shares of preferred stock, of which 261,574 have been designated Series E convertible preferred stock and 50,000 have been designated Series G preferred stock. As of November 30, 2007, the Company had issued and outstanding 403,634,177 shares of common stock, 3,019 shares of Series E convertible preferred stock and 50,000 shares of Series G preferred stock.

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

As of November 30, 2007, there were 50,000 shares of Series G preferred stock issued and outstanding. Current holders of Series G preferred stock (i) have general ratable rights to dividends from funds legally available therefore, when, as and if declared by the Board of Directors; (ii) are entitled to share ratably in all assets available for distribution to stockholders upon liquidation, dissolution or winding up of the Company’s affairs; (iii) do not have preemptive, subscription or conversion rights, nor are there any redemption or sinking fund provisions applicable thereto; and (iv) are entitled to 10,000 votes per share on all matters on which stockholders may vote at all stockholder meetings. The preferred stock does not have cumulative voting rights.

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
November 30, 2007
(UNAUDITED)

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

During the nine months ended November 30, 2007, the Company issued 50,000,000 shares of common stock to a consultant in exchange for legal services. The shares were valued at $50,000 (based on closing prices of $0.001).

During the nine months ended November 30, 2007, holders of the Callable Secured Convertible Notes dated July 27, 2006 exercised a series of partial conversions and were issued 27,920,000 shares of common stock at a conversion price averaging approximately $.00012 per share.

Warrants

As of November 30, 2007, there were outstanding warrants to purchase 6,000,000 shares of common stock at $.03 per share that are exercisable within a five-year period ending March 23, 2010 through April 19, 2010 and outstanding warrants to purchase 215,000,000 shares of common stock at $.09 per share that are exercisable within a seven-year period ending June 7, 2013 through June 6, 2014.

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007
(UNAUDITED)

Non-Employee Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company as of November 30, 2007:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.03	6,000,000	2.59	$0.03	6,000,000	$0.03
$ 0.09	50,000,000	5.52	$0.09	50,000,000	$0.09
$ 0.09	75,000,000	5.66	$0.09	75,000,000	$0.09
$ 0.09	50,000,000	5.94	$0.09	50,000,000	$0.09
$ 0.09	20,000,000	6.18	$0.09	20,000,000	$0.09
$ 0.09	20,000,000	6.52	$0.09	20,000,000	$0.09
	221,000,000	5.73	$0.09	221,000,000	$0.09

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 1, 2007	201,000,000	$.09
Granted	20,000,000.09
Canceled or expired	—	—
Exercised	—	—
Outstanding at November 30, 2007	221,000,000	$.09

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
November 30, 2007
(UNAUDITED)

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
November 30, 2007
(UNAUDITED)

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees, directors, and consultants of the Company under a non-qualified employee stock option plan.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices

$ 0.02	400,000	3.25	$0.02	400,000	$0.02
$ 0.006	300,000	3.75	$0.006	300,000	$0.06
	700,000	3.46	$0.014	700,000	$0.014

A summary of the Company’s stock option activity and related information is as follows:

		Weighted
		Average
	Number of	Price Per
	Shares	Share
Outstanding at February 28, 2007	870,000	$0.015
Granted	--	--
Canceled or expired	--	--
Forfeited	(170,000)	0.02
Outstanding at November 30, 2007	700,000	$0.014

For the year ended February 28, 2006:
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.55%
Expected stock price volatility	280%
Expected dividend payout	--
Expected option life-years (a)	5.00

(a) The expected option life is based on contractual expiration dates.

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007
(UNAUDITED)

For the stock options granted September 1, 2006:
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.68%
Expected stock price volatility	412%
Expected dividend payout	--
Expected option life-years (a)	5.00

(a) The expected option life is based on contractual expiration dates.

NOTE E- CASH FLOWS

The following are non-cash transactions for the nine months ended November 30, 2007:

During the nine months ended November 30, 2007, holders of the Callable Secured Convertible Notes dated July 27, 2006 exercised a series of partial conversions and were issued 27,920,000 shares of common stock at a conversion price averaging approximately $.00012 per share.

During the nine months ended November 30, 2007, the Company issued 50,000,000 shares of common stock to a consultant in exchange for legal services. The shares were valued at $50,000 (based on closing prices of $0.001).

The following are non-cash transactions for the nine months ended November 30, 2006:

The Company recognized non-cash gains from the settlement of bankruptcy debts totaling $14,008,772. In connection with the settlement, the Company issued 3,037,230 shares of its common stock and was obligated to issue an additional 2,517,803 shares as required by the Plan.

Holders of the Callable Secured Convertible Notes dated March 22, 2005 exercised a series of partial conversions and were issued 144,483,500 shares of common stock at a conversion price averaging approximately $.0028 per share.

NOTE F- RELATED PARTY TRANSACTIONS

The Company has $2,623,362 in accounts payable to Brass Logistics LLC, a provider of inventory warehousing and customer order fulfillment services. Mr. Sivan, Mr. Ramchandani, and a shareholder have an ownership interest in Brass Logistics LLC. The Company purchased $0 and $0 in services from Brass Logistics LLC in the nine month periods ended November 30, 2007 and 2006, respectively. Fees and costs under the June 14, 2004 agreement fluctuate based upon the amount of orders placed and fulfilled. The contract provides for the provision of services for an indefinite term.

From time to time, Mr. Sivan and Mr. Ramchandani have paid certain advertising expenses on behalf of the Company and have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 8% per annum. On October 4, 2006, the Company converted $52,000 of interest due (based on a closing price of $0.0052) on the notes into an aggregate of 10,000,000 shares of common stock. As of November 30, 2007, the balance due to Mr. Sivan and Mr. Ramchandani collectively was $1,362,910, including accrued interest, and is included in Notes Payable - related parties.

On December 8, 2004, Tactica entered into a Credit Agreement with Tactica Funding 1, LLC (“Tactica Funding”). Mr. Sivan is a member and Mr. Ramchandani is a manager and a member of Tactica Funding. Under the Credit Agreement, Tactica Funding agreed to provide Tactica with a secured loan of up to an aggregate principal amount of $300,000 (the “Loan”), to provide funds for Tactica’s continued ordinary course of operations and working capital needs, as evidenced by a promissory note. The Loan bears interest at a rate of 9% per annum and is payable monthly. Notwithstanding the foregoing, the Loan bears a default rate of interest of 12% per annum. As security for the Loan, Tactica granted to Tactica Funding a first priority security interest in substantially all of the assets of Tactica, except as to permitted liens for which the Tactica Funding security interest is junior and subordinate, including the Callable Secured Convertible Notes and certain carve out expenses that Tactica incurs for professional fees and other bankruptcy case matters. As of November 30, 2007, the Company owed $300,000 of note principal and unpaid interest of $59,570, which is included in Notes Payable - related parties.

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007
(UNAUDITED)

On March 13, 2006, APA International LLC advanced $285,000 to the Company for working capital purposes in the form of an unsecured promissory note, accruing interest at 8% per annum. As of November 30, 2007, the balance due to APA International LLC was $324,228, including accrued interest, and is included in Notes Payable - related parties. Mr. Sivan, Mr. Ramchandani, and a shareholder own APA International LLC.

On March 31, 2005, the Company issued 25,000 shares of Series G preferred stock to each of Avi Sivan, the Chief Executive Officer of the Company, and Prem Ramchandani, the President of the Company. The Series G preferred stock was issued to Mr. Sivan and Mr. Ramchandani in consideration of Mr. Sivan’s and Mr. Ramchandani’s agreement to pledge all of their equity ownership in the Company to secure the obligations of the Company in connection with the financing obtained by the Company at that time. Without such pledge of equity, including a pledge of the Series G preferred stock by Mr. Sivan and Mr. Ramchandani, the transaction would not have been consummated. The stated value of the Series G preferred stock at the time of issuance was $0.03 per share. As of November 30, 2007, there were 50,000 shares of Series G preferred stock issued and outstanding.

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

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007
(UNAUDITED)

Litigation

Included in the results of operations for the year ended February 28, 2007 and the nine months ended November 30, 2007 and in accrued expenses November 30, 2007 are costs incurred or accrued related to litigation and contingencies arising in the normal course of business.  The Company is unable to predict the extent of its ultimate liability with respect to any and all future litigation matters. The costs and other effects of any future litigation, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in the below litigation could have a material adverse effect on the Company’s financial condition and operating results.  The following is a summary of our current litigation:

(a)
Claim of Singer Worldwide LLC and KSIN Luxembourg III, S.ar.I. for $30,000.00 in costs incurred under a April 2, 2003 license agreement with Tactica International, Inc.. The Company is required by a Consent Order for Permanent Injunction dated January 16, 2006, to make twelve monthly payments in 2007 as settlement of the remaining costs, to maintain and staff a dedicated toll-free customer service telephone number and perform certain other administrative tasks. Singer filed a contempt motion that in Bankruptcy Court concerning noncompliance with the Consent Order that was heard in June 2007, and the Company has addressed the noncompliance complaints; however, the Company objected to Singer’s request to pay Singer’s legal costs for filing the motion of approximately $15,000. As of this month Tactica expects to have satisfied all of its indebtedness to Singer.

(b)
Tactica has entered into a stipulated settlement agreement and confession of judgment with DLA Piper Rudnick Gray Cary US LLP for payment of $204,033 for services in connection with resolution of its post-petition administrative claims and disputed pre-petition claims.

(c)
On July 7, 2006, IGIA was served with a Summons and Complaint filed in Los Angeles County Superior Court, Los Angeles, California by a major carrier. The Complaint seeks payment by IGIA of $783,344.86 plus $195,836.22 of collection costs and an unspecified amount of interest thereon as compensation for the breach of a contract between the major carrier and Brass Logistics, LLP. The Complaint alleges that Brass Logistics, LLP shipped packages using the services of the major carrier and failed to pay for the services. The Complaint further alleges that shipments contained products sold by IGIA and therefore benefited IGIA. IGIA believes that it has adequately reflected in its consolidated financial statements as of November 30, 2007, the liability for fulfillment services rendered by Brass Logistics, LLP that are the subject of the Complaint. The Company filed an answer and is currently seeking to replace counsel it had retained in California.

(d)
A civil complaint was filed on December 2, 2005 in the United States District Court Southern District of New York by Hughes Holdings, LLC, Global Asset Management, LLC, Allied International Fund, Inc., Robert DePalo, Gary Schonwald, and Susan Heineman as plaintiffs against Peter Zachariou, Fountainhead Investments, Inc., Accessible Development, Corp., Allan Carter, Chadel, Ltd., John D'Avanzo, Jason Fok, Tabacalera, Ltd., Terrence DeFranco, Altitude Group, LLC, Virginia Casadonte, Shai Bar Lavi, and IGIA, Inc. and its officers and directors. The plaintiffs claim for $279,480.60 plus costs, interest, and punitive damages is alleged to have resulted from their holdings of securities issued by Diva Entertainment, Inc. and, subsequent to the Company's June 2004 reverse merger, those of IGIA, Inc. The Diva parties filed a counterclaim against the DePalo parties and a cross-claim against certain of the IGIA parties seeking damages in excess of $2.3 million, disgorgement of any profits realized by the DePalo parties, and punitive damages. In June 2007, the Company entered into a settlement agreement that provides for the Company to issue a $300,000 convertible debenture, the liability for which has been provided for in its financial statements as of November 30, 2007. The Company has issued the convertible debenture in satisfaction of the final settlement.

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007
(UNAUDITED)

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

(f)
On September 22, 2006, an adversary proceeding was filed in the U.S. Bankruptcy Court, Eastern District of New York by H.Y. Applied under Data Services, Inc (a debtor in possession) against Shopflash, Inc. & Tactica International asserting for fulfillment services, allegedly provided for the two companies, both of which are wholly owned subsidiaries of IGIA. The claim against Tactica is for $1,660.57, and the claim against Shopflash is for $54,661.80. In January 2007, the bankruptcy of H.Y. Applied Inter Data Services, Inc. was converted to a Chapter 7 proceeding with a court appointed trustee handling the matter and asserting the claims in the U.S. Eastern District Bankruptcy Court. Both claims are disputed by the Company, which believes that the services claimed were not performed, that the Company was overcharged and falsely billed, that H.Y. Applied Data Services, Inc. converted funds and product belonging to the Company, and that H.Y. Applied Data Services, Inc. actually owes in excess of $100,000.00 dollars to the Company. The Company has asserted an answer with counterclaims. Discovery is ongoing. Merrill Lynch has acquired the claims of the debtor and has appointed new counsel as substitution for the trustee.

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

(j)
On February 28, 2007, an Agreed Final Order was executed and approved by the Circuit Court of Kanawha County in West Virginia that settled a civil enforcement action brought by the State of West Virginia, through its Attorney General, against IGIA, Inc. and Prem Ramchandani, individually and as President of IGIA, Inc. The settlement requires IGIA, Inc. to pay the State of West Virginia a civil penalty in the amount of $176,139.27, to be paid in equal monthly installments of $10,000 beginning March 5, 2007, with the final payment to be made on October 6, 2008. IGIA, Inc. also agreed not to transact business in the State of West Virginia until the full settlement amount has been paid. The State of West Virginia agreed that the civil penalties paid by IGIA, Inc. shall be used by the State to provide restitution to eligible consumers. In the settlement, IGIA and Mr. Ramchandani did not admit any of the allegations contained in the State’s complaint. IGIA is now seeking to modify the settlement to allow for monthly installment payments of $5,000 per month.

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007
(UNAUDITED)

(k)
The Attorney General of the State of Kansas has asserted a claim against the Company for alleged unfair trade practices. The matter appears to be resolved upon the entry of a consent judgment and the payment of up to $6,000. The terms are currently being negotiated.

(l)
The Attorney General of the State of Missouri has asserted a claim against Brass Logistics, LLC and Tactica International, Inc. for alleged unfair trade practices. The action seeks full restitution for all aggrieved Missouri consumers, a civil penalty of $1,000 per actual violation and a payment to the State equal to 10% of the restitution and penalties. The State has proposed a settlement full restitution in the amount of $1,808.02 and $2,000 in attorneys’ fees and costs. Tactica has executed a final consent judgment pursuant to which the Company must pay $12,808.02 in monthly installments of $1,000.

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

Payroll Taxes

At November 30, 2007, the Company is delinquent with remitting payroll taxes of approximately $273,737, including estimated penalties and interest related to payroll taxes withheld since July 2006. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Estimated interest and penalties were accrued in an amount estimated to cover the ultimate liability and there is no change in the estimate that was recorded as of February 28, 2007.

Sales Taxes

At November 30, 2007, the Company is delinquent with remitting sales taxes of approximately $801,078, including related estimated penalties and interest related to sales taxes withheld since 2005 in the states of New York and California. The Company has recorded the delinquent sales taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Estimated interest and penalties were accrued in an amount estimated to cover the ultimate liability and there is no change in the estimate that was recorded as of February 28, 2007.

IGIA, INC.
(formerly Tactica International, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007
(UNAUDITED)

Default of Callable Secured Convertible Notes

The Company is in default of the terms of the Callable Secured Convertible Notes. The investors have the right under the Callable Secured Convertible Notes to deliver to the Company a written notice of default. In the event that a default is not cured within ten days of notice, the Callable Secured Convertible Notes shall become immediately due and payable at an amount equal to 130% of outstanding principal plus amounts due for accrued interest and penalty provisions.  The Company has not received a written notice of default. In accordance with the default terms of the convertible debt agreements, the Company accrued financing costs related to a default premium equal to 30% of the outstanding principal of $4,448,395 as of February 28, 2007. The total default premium charge was $1,334,519 during the year ended February 28, 2007. The Company has not accrued any additional default premium charge for the nine months ended November 30, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2007

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

Comparison of the Three and Nine Months Ended November 30, 2007 to the Three and Nine Months Ended November 30, 2006

Results of Operations

Revenue

In the three month period ended November 30, 2007, we did not sell any of our consumer products and home care products. Our net sales for the three months ended November 30, 2007 were $0; a decrease of $185,025 compared to net sales of $185,025 for the three month period ended November 30, 2006. In the nine month period ended November 30, 2007, we sold a limited amount of consumer products and home care products directly to individual customers and to retailers. Our net sales for the nine months ended November 30, 2007 were $6,513, a decrease of $5,898,479 compared to net sales of $5,904,991 for the nine month period ended November 30, 2006.

Historically, we have used direct response television advertising to promote sales, but we have ceased direct response television advertising due to a lack of capital. The decrease in net sales for the three and nine month periods ended November 30, 2007 as compared to the three and nine month periods ended November 30, 2006 results from our inability to run direct response television advertising. In addition, our lack of cash has resulted in our inability to purchase and ship product to customers in a timely and consistent manner. During our fiscal year ended February 27, 2007 (“Fiscal 2007”), we also suffered disruptions to operations caused by changes in providers of services for customer order fulfillment and credit card processing. We began Fiscal 2007 with negative working capital of $21.9 million and $7,887 in cash. We engaged Parcel Corporation of America (“PCA”) for customer order fulfillment and a media placement agent in connection with a houseware products sales campaign we initiated. Shortly after integrating our operating activities with PCA and launching the campaign, PCA advised us that the logistics company they used to ship our products went bankrupt and that PCA also was ceasing operations within two weeks. While getting established with a new service provider, we noted an unusually high level number of calls from customers concerned about their order status and PCA’s inability to effectively handle matters. In addition, our credit card merchant banks also noted an elevated level of customer inquires and chargeback requests. As a result, the credit card merchant banks increased the amount of cash they withheld from customer orders and placed in rolling reserves and they delayed releases of funds to us. As a result, we did not have sufficient cash to obtain all of the product needed to fulfill customer orders on hand which led to order cancellations.  To address similar issues we experienced after replacing PCA, we terminated the fulfillment services that two other vendors provided us, one of which filed for bankruptcy, and we consolidated our fulfillment activities with one service provider.

The direct response sales campaigns that used the credit terms provided by a media placement agent contributed the majority of our revenues for the three and nine month periods ending November 30, 2006. The media placement agent has demanded that we repay all amounts outstanding, which are approximately $2.0 million, and has acted to exercise contractual rights to assume control over the sales campaigns. As a result, we have discontinued participation in the two sales campaigns and did not generate revenues from them since the second quarter of Fiscal 2007.

We currently have no working capital and access to credit that we need to purchase television air time and products. Our direct response sales operation requires that we use cash to purchase, up to two weeks in advance, television advertising time to run our infomercials and to purchase, up to eight weeks in advance, products that we sell. Until such time as we obtain working capital and credit availability, we do not expect to make purchases and generate direct response revenues. We are also seeking to license our products for sale by other direct marketers in order to generate licensing revenue and continued brand exposure.

Gross Profit

Our gross loss was $0 for the three months ended November 30, 2007 versus our gross profit of $134,455 for the three months ended November 30, 2006, a decrease of $134,455. Our gross loss was $1,047 for the nine months ended November 30, 2007 versus our gross profit of $4,357,204 for the nine months ended November 30, 2006, a decrease of $4,358,251. The decrease in gross profit for the periods ended November 30, 2007 is the result of our substantially decreased revenue.

Our gross profit percentage for the three months ended November 30, 2007 was 0.0%, as compared to a gross profit percentage of 72.7% for the quarter ended November 30, 2006. Our gross loss percentage for the nine months ended November 30, 2007 was 16.1%, as compared to a gross profit percentage of 73.8% for the first nine months ended November 30, 2006. The gross loss percentage for the nine month period ended November 30, 2007 resulted from our substantially decreased revenue.

Operating expenses

Operating expenses for the three months ended November 30, 2007 were $391,438, a decrease of $362,990 from $754,428 or 48.1% as compared to the three months ended November 30, 2006. Operating expenses for the nine months ended November 30, 2007 were $1,293,772, a decrease of $8,466,304 from $9,760,076, or 86.7% as compared to the nine months ended November 30, 2006. The decrease in the dollar amounts of operating expenses for the three and nine month periods ended 2007 is primarily the result of eliminated personnel and suspending operating activities as a result of a lack of working capital. As a result of lower revenues for the three and nine month periods ended November 30, 2007, our fixed operating and overhead expenses were a greater percentage of revenue in the three and nine month periods ended November 30, 2007 compared to the prior period in 2006.

We eliminated media advertising spending in the three and nine month periods ended November 30, 2007, as compared to spending $24,173 and $4,079,507 in the three and nine month periods ended November 30, 2006, respectively. We purchased no television air time as a result of constraints from a lack of cash needed to purchase and ship product to customers in a timely and consistent manner and due to disruptions to operations caused by changes in providers of services for customer order fulfillment and credit card processing.

We spent $391,438, or 46.4% less, on other selling, general and administrative expenses in the three months ended November 30, 2007 as compared to $730,255 for the three months ended November 30, 2006. We spent $1,293,772, or 77.2% less, on other selling, general and administrative expenses in the nine months ended November 30, 2007 as compared to $5,680,569 for the nine months ended November 30, 2006. For the three and nine month periods ended November 30, 2007, other selling, general and administrative expense consisted primarily of $250,000 and $750,000 in total salaries for our Chief Executive Officer and President that were accrued but not paid. In December 2007, we vacated our headquarters on 16 East 40th Street, New York, New York and applied the $83,280 remainder of our deposit against rent obligations, which is included in other selling, general and administrative expense for the three and nine months ended November 30, 2007. In connection with vacating our headquarters, we recognized a charge of $42,235 in the three and nine months ended November 30, 2007 to write off leasehold improvements, computer equipment and software, office equipment furniture and fixtures.

Interest expense and other income / expense

We incurred net interest expense of $54,344 and $633,543 in the three months ended November 30, 2007 and 2006, respectively, a decrease of $579,199. Interest expense for the three months ended November 30, 2007 consisted primarily of $38,333 in interest on notes payable to related parties. Interest expense for the three months ended November 30, 2006 consisted primarily of amortization of the discount related to the beneficial conversion feature and amortization of the related issue costs and interest on notes payable to related parties. We incurred net interest expense of $690,535 and $1,733,538 in the nine months ended November 30, 2007 and 2006, respectively, a decrease of $1,043,003. Interest expense for the nine months ended November 30, 2007 consisted primarily of $336,850 in coupon interest on the Notes a $180,000 charge for accelerating the accretion on the Notes we issued on June 7, 2007, and $115,301 in interest on notes payable to related parties. Interest expense for the nine months ended November 30, 2006 consisted primarily of coupon interest on the Notes of $229,702, $759,074 in amortization of the discount related to the beneficial conversion feature and amortization of the related issue costs and $77,280 in interest on notes payable to related parties.

Reorganization items

Pursuant to the March 28, 2006 Notice of Effective Date of the Plan that was filed with the Bankruptcy Court Tactica eliminated $14,872,653 of pre-petition liabilities and paid a total of $775,000 in cash to the creditors and 5,555,033 shares of IGIA common stock that were valued at $88,881 as of the Effective Date, thereby realizing a net gain of $19,748 and 14,008,772 in the three and nine month periods ended November 30, 2006. The Company incurred no gain or loss in the three and nine month periods ended November 30, 2007 in connection with the bankruptcy.

Net Income and Loss

Our net income for the three months ended November 30, 2007 was $8,342,665 in contrast to a net loss of $1,112,723 for the three months ended November 30, 2006. The net income for the three months ended November 30, 2007 includes $8,788,447 unrealized gain on adjustment of derivative and warrant liability to the fair value of the IGIA securities underlying the Callable Secured Convertible Notes discussed above, as opposed to an unrealized gain of $144,088 on adjustment of derivative and warrant liability to the fair value of the IGIA securities underlying the Callable Secured Convertible Notes discussed above for the three months ended November 30, 2006. Our net loss for the nine months ended November 30, 2007 was $797,614 in contrast to net income of $8,664,353 for the nine months ended November 30, 2006. The net loss for the nine months ended November 30, 2007 includes $1,294,820 loss from operations and a $1,093,382 unrealized gain on adjustment of derivative and warrant liability to the fair value of the IGIA securities underlying the Callable Secured Convertible Notes discussed above, as opposed to an unrealized gain of $1,682,738 on adjustment of derivative and warrant liability to the fair value of the IGIA securities underlying the Callable Secured Convertible Notes discussed above for the nine months ended November 30, 2006. In addition, our net income for the nine months ended November 30, 2006 resulted from the $14,008,772 in income from extinguishments of pre-petition liabilities in connection with Tactica’s business restructuring and reorganization under chapter 11.

Our basic net income per common share was $0.02054 for the three months ended November 30, 2007 as compared to a basic net loss per share of $0.00559 for the three months ended November 30, 2006. On a fully diluted basis, our net income per share was $0.00012 for the three months ended November 30, 2007 as compared to a fully diluted net loss per share of $0.00559 for the three months ended November 30, 2006. Our basic net loss per common share was $0.00200 for the nine months ended November 30, 2007 as compared to a basic net income per share of $0.07764 for the nine months ended November 30, 2006. On a fully diluted basis, our net loss per share was $0.00001 for the nine months ended November 30, 2007 as compared to a fully diluted net income per share of $0.07764 for the nine months ended November 30, 2006.

The basic weighted average number of outstanding shares was 406,480,519 for the three months ended November 30, 2007 as compared to 198,951,091 for the three months ended November 30, 2006. The fully diluted weighted average number of outstanding shares was 68,164,457,219 for the three months ended November 30, 2007 as compared to 198,951,091 for the three months ended November 30, 2006. The basic weighted average number of outstanding shares was 394,641,683 for the nine months ended November 30, 2007 as compared to 111,597,874 for the nine months ended November 30, 2006. The fully diluted weighted average number of outstanding shares was 68,152,618,383 for the nine months ended November 30, 2007. The increases in the weighted average number of basic and diluted shares for the three month period ended November 30, 2007 is attributed to an increase in shares issued and issuable upon conversions of the Callable Secured Convertible Notes and in increase in the principal balance outstanding for Callable Secured Convertible Notes as a result of our issuing of additional convertible notes.

Liquidity and Capital Resources

Overview

As of November 30, 2007, we had a $30.4 million working capital deficit and negative net worth of $30.5 million. As of February 28, 2007, we had a $29.8 million working capital deficit and negative net worth of $29.8 million. Our cash position at November 30, 2007 was $0 as compared to $26,780 as of February 28, 2007.

For the nine months ended November 30, 2007, we generated a net cash flow deficit from operating activities of $196,780.

There was $170,000 in cash provided by financing activities during the nine months ended November 30, 2007, as compared to cash of $2,326,030 provided by financing activities during the nine months ended November 30, 2006.

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

Financings

To provide funds for Tactica’s continued ordinary course operations and working capital needs, Tactica entered into a Credit Agreement with Tactica Funding 1, LLC (“Tactica Funding” and a related party) on December 8, 2004, under which Tactica Funding agreed to a debtor in possession loan up to an aggregate principal amount of $300,000 (the “Loan”). The Loan bears interest at a rate of 9% per annum. The entire principal was due and payable on May 31, 2007. As security for the Loan, Tactica granted to Tactica Funding a first priority security interest in substantially all of the assets of Tactica, except as to permitted liens for which the Tactica Funding security interest is junior and subordinate, including certain carve out expenses that Tactica incurred for professional fees and other bankruptcy case matters. Mr. Sivan is a member and Mr. Ramchandani is a manager and a member of Tactica Funding 1, LLC. As of November 30, 2007, the Company owed $300,000 of note principal, which is included in Notes Payable - related parties, and unpaid interest of $[43,667].

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

From time to time, Mr. Sivan and Mr. Ramchandani have paid certain advertising expenses on our behalf and have advanced us funds for working capital purposes in the form of unsecured promissory notes, accruing interest at 8% per annum. As of November 30, 2007, the balance on promissory notes due to Mr. Sivan and Mr. Ramchandani collectively was $1,362,910, including accrued interest. On October 4, 2006, IGIA converted $52,000 of interest due (based on a closing price of $0.0052) on promissory notes issued to Avi Sivan, our Chief Executive Officer, and Prem Ramchandani, our President, into an aggregate of 10,000,000 shares of common stock. Our registration statement for the 10,000,000 shares of common stock issued to Mr. Sivan and Mr. Ramchandani was declared effective by the SEC on January 12, 2007. On March 13, 2006, APA International LLC advanced $250,000 to the Company for working capital purposes in the form of an unsecured promissory note, accruing interest at 8% per annum. As of November 30, 2007, the balance due to APA International LLC was $324,228, including accrued interest. Mr. Sivan, Mr. Ramchandani, and a shareholder own APA International LLC.

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

We are reducing cash required for operations by reducing operating costs by ceasing purchases of media and products, reducing staff levels, and deferring management’s salaries, all until we receive additional working capital. Mr. Sivan and Mr. Ramchandani have not been paid any their salary that has been accruing during the nine months ended November 30, 2007 and two other managers deferred portions of their salaries prior to their departures in the period. We are continuing to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.

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

Our Auditors Have Expressed Substantial Doubt About Our Ability To Continue As A Going Concern.

In their report dated July 3, 2007, RBSM LLP stated that the financial statements of IGIA for the year ended February 28, 2007 were prepared assuming that IGIA would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of Tactica having filed for bankruptcy protection on October 21, 2004, its recurring losses from operations, and our net capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit. Our continued net operating losses and stockholders’ deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Our common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol IGAI.OB. As of January 18, 2008, there were approximately 403,634,177 shares of common stock outstanding, of which approximately 393,634,177 shares are tradable without restriction under the Securities Act.

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

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Avi Sivan, our Chief Executive Officer, and Prem Ramchandani, our President. We have entered into employment agreements with Mr. Sivan and Mr. Ramchandani. Nevertheless, we have not paid Mr. Sivan and Mr. Ramchandani any of their salaries that have been accruing during the nine months ended November 30, 2007 and the fiscal year ended February 28, 2007, and we may not be able to make substantial payments for the foreseeable future. The loss of Mr. Sivan or Mr. Ramchandani would be expected to have a material adverse effect on our operations.

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

As of January 18, 2008, we had 403,634,177 shares of common stock issued and outstanding and callable secured convertible notes outstanding or an obligation to issue callable secured convertible notes that may be converted into an estimated 43,258,293,000 shares of common stock at current market prices, and outstanding warrants or an obligation to issue warrants to purchase 221,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding callable secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature Of Our Callable Secured Convertible Notes Could Require Us To Issue A Substantially Greater Number Of Shares, Which Will Cause Dilution To Our Existing Stockholders.

Our obligation to issue shares upon conversion of our callable secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the callable secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the current average market price, as of January 17, 2008 of $0.0003.

The following relates to outstanding callable secured convertible notes in the aggregate principal amount of $2,496,284, which are convertible at a 50% discount:

			Number	% of
% Below	Price Per	With Discount	of Shares	Outstanding
Market	Share	at 50%	Issuable	Stock

25%	$.00023	$.00012	20,802,366,000	98.1%
50%	$.00015	$.00008	31,203,550,000	98.7%
75%	$.00008	$.00004	62,407,100,000	99.4%

The following relates to outstanding callable secured convertible notes in the aggregate principal amount of $2,128,672, which are convertible at a 75% discount:

			Number	% of
% Below	Price Per	With Discount	of Shares	Outstanding
Market	Share	at 75%	Issuable	Stock

25%	$.00023	$.00006	35,477,866,000	98.9%
50%	$.00015	$.000038	56,017,684,000	99.3%
75%	$.00008	$.000021	100,643,360,000	99.6%

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

Evaluation of Disclosure Controls and Procedures

As of November 30, 2007, our management carried out an evaluation, under the supervision of our Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act.  Based on their evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of November 30, 2007 to ensure timely reporting with the Securities and Exchange Commission. Our management is seeking additional working capital that will be necessary for identifying and addressing deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including the Chief Executive Officer and Interim Chief Financial Officer, respectively also conducted an evaluation of our internal controls over financial reporting to determine whether any changes occurred during the three months ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the preparation of our financial statements as of and for the three months ended November 30, 2007, we concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, we determined the need to obtain additional working capital that could be used, in part, to initiate changes in internal controls. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Deficiencies and Corrective Actions Relating to Our Internal Controls over Financial Reporting and Disclosure Controls and Procedures

During the course of the preparation of our November 30, 2007 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of revenue recognition, liability recognition, and inventory accounting. Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

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

None

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

Claim of Singer Worldwide LLC and KSIN Luxembourg III, S.ar.I. for $30,000.00 in costs incurred under a April 2, 2003 license agreement with Tactica International, Inc.. The Company is required by a Consent Order for Permanent Injunction dated January 16, 2006, to make twelve monthly payments in 2007 as settlement of the remaining costs, to maintain and staff a dedicated toll-free customer service telephone number and perform certain other administrative tasks. Singer filed a contempt motion that in Bankruptcy Court concerning noncompliance with the Consent Order that was heard in June 2007, and the Company has addressed the noncompliance complaints; however, the Company objected to Singer’s request to pay Singer’s legal costs for filing the motion of approximately $15,000. The legal fees dispute was settled pursuant to a stipulation, in which the Company agreed to pay $1,500 for Singer’s legal costs. As of this month Tactica expects to have satisfied all of its indebtedness to Singer.

Tactica has entered into a stipulated settlement agreement and confession of judgment with DLA Piper Rudnick Gray Cary US LLP for payment of $204,033 for services in connection with resolution of its post-petition administrative claims and disputed pre-petition claims.

On July 7, 2006, IGIA was served with a Summons and Complaint filed in Los Angeles County Superior Court, Los Angeles, California by a major carrier. The Complaint seeks payment by IGIA of $783,344.86 plus $195,836.22 of collection costs and an unspecified amount of interest thereon as compensation for the breach of a contract between the major carrier and Brass Logistics, LLP. The Complaint alleges that Brass Logistics, LLP shipped packages using the services of the major carrier and failed to pay for the services. The Complaint further alleges that shipments contained products sold by IGIA and therefore benefited IGIA. IGIA believes that it has adequately reflected in its consolidated financial statements as of November 30, 2007, the liability for fulfillment services rendered by Brass Logistics, LLP that are the subject of the Complaint. The Company filed an answer and is currently seeking to replace counsel it had retained in California.

A civil complaint was filed on December 2, 2005 in the United States District Court Southern District of New York by Hughes Holdings, LLC, Global Asset Management, LLC, Allied International Fund, Inc., Robert DePalo, Gary Schonwald, and Susan Heineman as plaintiffs against Peter Zachariou, Fountainhead Investments, Inc., Accessible Development, Corp., Allan Carter, Chadel, Ltd., John D'Avanzo, Jason Fok, Tabacalera, Ltd., Terrence DeFranco, Altitude Group, LLC, Virginia Casadonte, Shai Bar Lavi, and IGIA, Inc. and its officers and directors. The plaintiffs claim for $279,480.60 plus costs, interest, and punitive damages is alleged to have resulted from their holdings of securities issued by Diva Entertainment, Inc. and, subsequent to the Company's June 2004 reverse merger, those of IGIA, Inc. The Diva parties filed a counterclaim against the DePalo parties and a cross-claim against certain of the IGIA parties seeking damages in excess of $2.3 million, disgorgement of any profits realized by the DePalo parties, and punitive damages. In June 2007, the Company entered into a settlement agreement that provides for the Company to issue a $300,000 convertible debenture, the liability for which has been provided for in its financial statements as of November 30, 2007. The Company has issued the convertible debenture in satisfaction of the final settlement.

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

On September 22, 2006, an adversary proceeding was filed in the U.S. Bankruptcy Court, Eastern District of New York by H.Y. Applied under Data Services, Inc (a debtor in possession) against Shopflash, Inc. & Tactica International asserting for fulfillment services, allegedly provided for the two companies, both of which are wholly owned subsidiaries of IGIA. The claim against Tactica is for $1,660.57, and the claim against Shopflash is for $54,661.80. In January 2007, the bankruptcy of H.Y. Applied Inter Data Services, Inc. was converted to a Chapter 7 proceeding with a court appointed trustee handling the matter and asserting the claims in the U.S. Eastern District Bankruptcy Court. Both claims are disputed by the Company, which believes that the services claimed were not performed, that the Company was overcharged and falsely billed, that H.Y. Applied Data Services, Inc. converted funds and product belonging to the Company, and that H.Y. Applied Data Services, Inc. actually owes in excess of $100,000.00 dollars to the Company. The Company has asserted an answer with counterclaims. Discovery is ongoing. Merrill Lynch has acquired the claims of the debtor and has appointed new counsel as substitution for the trustee.

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

On February 28, 2007, an Agreed Final Order was executed and approved by the Circuit Court of Kanawha County in West Virginia that settled a civil enforcement action brought by the State of West Virginia, through its Attorney General, against IGIA, Inc. and Prem Ramchandani, individually and as President of IGIA, Inc. The settlement requires IGIA, Inc. to pay the State of West Virginia a civil penalty in the amount of $176,139.27, to be paid in equal monthly installments of $10,000 beginning March 5, 2007, with the final payment to be made on October 6, 2008. IGIA, Inc. also agreed not to transact business in the State of West Virginia until the full settlement amount has been paid. The State of West Virginia agreed that the civil penalties paid by IGIA, Inc. shall be used by the State to provide restitution to eligible consumers. In the settlement, IGIA and Mr. Ramchandani did not admit any of the allegations contained in the State’s complaint. IGIA is now seeking to modify the settlement to allow for monthly installment payments of $5,000 per month.

The Attorney General of the State of Kansas has asserted a claim against the Company for alleged unfair trade practices. The matter appears to be resolved upon the entry of a consent judgment and the payment of up to $6,000. The terms are currently being negotiated.

The Attorney General of the State of Missouri has asserted a claim against Brass Logistics, LLC and Tactica International, Inc. for alleged unfair trade practices. The action seeks full restitution for all aggrieved Missouri consumers, a civil penalty of $1,000 per actual violation and a payment to the State equal to 10% of the restitution and penalties. The State has proposed a settlement full restitution in the amount of $1,808.02 and $2,000 in attorneys’ fees and costs. Tactica has executed a final consent judgment pursuant to which the Company must pay $12,808.02 in monthly installments of $1,000.

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

The investors have the right under the Callable Secured Convertible Notes to deliver to us a written notice of default. In the event that a default is not cured within ten days of notice, the Callable Secured Convertible Notes shall become immediately due and payable at an amount equal to 130% of outstanding principal plus amounts due for accrued interest and penalty provisions. We have not received a written notice of default. In accordance with the default terms of the convertible debt agreements, the Company accrued financing costs related to a default premium equal to 30% of the outstanding principal of $4,448,395 as of February 28, 2007. The total default premium charge was $1,334,519 during the year ended February 28, 2007. The Company has not accrued any additional default premium charge for the quarter ended November 30, 2007.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

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

IGIA, Inc.

Date: January 22, 2008	/s/ Avi Sivan
Chief Executive Officer