Form 10KSB
period 2008-02-29
IGIA, Inc.
filed 2008-06-12
CIK 919603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended February 29, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 0-23506

IGIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0601498
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 288
1173-A 2nd Avenue
New York, NY 10021
(Address of principal executive offices)

(212) 575-0500
(Registrant's telephone number, including area code)

IGIA, INC.
16 East 40th Street, 12th Floor, New York, NY 10016
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.001

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State Registrant's revenues for fiscal year ended February 29, 2008: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $141,272 as of June 10, 2008 based on the average bid and asked price of $0.00035 per share as of June 10, 2008.

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

Common Stock, par value $.001 per share	03,634,177
(Class)	(Outstanding as of June 10, 2008)

EXPLANATORY NOTE

This annual report on Form 10-KSB does not contain all of the information required to be disclosed under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.  In particular, this annual report does not contain the financial statements required by Item 310 of Regulation S-B, Management’s Discussion and Analysis required by Item 303 of Regulation S-B, disclosure controls and procedures required by Items 307 and 308 of Regulation S-B, internal control over financial reporting required by Items 307 and 308T of Regulation S-B, Principal Accountant Fees and Services required by Item 9(e) of Schedule 14A and certifications required under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and Section 1350 of the Sarbanes-Oxley Act of 2002.  In addition, some of the information included in this annual report is as of February 28, 2007, the most recent date as of which audited financial information is available. The Company intends to file an amendment to this annual report on Form 10-KSB to provide the missing information and update the 2007 information with current information once it becomes available.

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

PART I

ITEM 1 - BUSINESS

Our History

We were incorporated in the State of Delaware in May 1992 under the name “Quasar Projects Company” for the purpose of merging with or acquiring a company with operations and assets. From our inception through April 28, 1999, we generated nominal revenues and did not actively engage in business.

On April 28, 1999, we acquired Diva Entertainment, Inc., a Florida corporation which was engaged in the business of operating and managing two wholly-owned talent management companies: Prima Eastwest Model Management, Inc., a California corporation, and Que Management, Inc., a New York corporation. At that time, we changed our name to “Diva Entertainment, Inc.” From April 28, 1999 through June 10, 2004, we were in the business of talent management, representing professional fashion models, commercial actors and theatrical actors.

On June 11, 2004, we entered into the Securities Purchase Agreement described herein under the heading "Recent Developments," pursuant to which we acquired our wholly-owned subsidiary, Tactica International, Inc. and sold our former subsidiary, Diva Entertainment, Inc.

Since June 11, 2004, we have been in the business of the direct marketing and distribution of proprietary and branded personal care and home care products. We are no longer in the business of talent management.

General Background

We, through our wholly-owned operating subsidiaries, Tactica International, Inc. ("Tactica"), Kleenfast, Inc. and Shopflash, Inc., are a direct marketer and distributor of proprietary and branded personal care and home care products. We established a niche within the direct marketing industry, a market which the "Direct Marketing Association" expects to grow from $2 to $3 trillion in annual sales within the next five years. We sell through major retail chains and mail order catalogs as well as on our websites.

All of our operations are conducted through Tactica, which we acquired as of June 11, 2004, Shopflash, Inc., which we established in April 2005, and Kleenfast, Inc., which we established in January 2006. We do not currently have any operations at the parent level.

In March 2000, a 55% interest in Tactica was purchased by Helen of Troy Limited or HoT, a developer and marketer of personal care products. The transaction gave Tactica access to capital to expand marketing and distribution. Tactica expanded its focus on distribution and more than doubled the number of retail outlets carrying Tactica's products to more than 45,000 worldwide. On April 29, 2004, Tactica's management purchased back the 55% interest in Tactica held by HoT. In exchange for HoT's 55% interest and approximately $17 million of secured Tactica debt and accrued interest payable, HoT received marketable securities, intellectual properties, including the Epil-Stop® brand, and the right to certain Tactica tax refunds. On June 11, 2004, we acquired all of the outstanding securities of Tactica and Tactica's stockholders acquired the majority of our outstanding securities.

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

We use direct response marketing to sell these products directly to consumers primarily under our own brands and licensed trademarks. The acquisition of licensing rights represents a component of our growth strategy. We previously marketed a line of floor care products under our Milinex and Wind Storm brands and under the Singer® brand that we licensed in fiscal 2004. Tactica has also sold its products through major pharmacy and general merchandise retail chains and globally recognized mail order catalogs. Tactica’s products also periodically were featured on home shopping channels such as QVC and our infomercials are shown on national cable and broadcast television channels such as the TV Guide Channel, CNBC and The Game Show Channel. Tactica markets its products internationally through distributors covering more than 100 countries worldwide. No customer accounted for 10% or more of net sales during fiscal 2008 or 2007. Tactica’s U.S. sales comprised nearly 100% of total net sales in fiscal 2008 and 2007, respectively.

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

License Agreements, Trademarks and Patents

Most of our products we sell are branded with our own trademarks, including IGIA®.. We previously marketed our line of floor care products under our Milinex and Wind Storm brands and under the Singer® brand pursuant to our April 2003 license agreement with The Singer Company B.V., for use of the Singer® brand name on floor care products sold exclusively through Tactica within the United States and Canada. We mutually agreed to terminate the agreement on September 29, 2005 and no longer market Singer® branded products. Pursuant to a stock purchase agreement, dated as of April 29, 2004, Tactica transferred ownership of the Epil-Stop® brand to HoT in exchange for HoT’s equity interest in Tactica, and Tactica provided HoT a non-exclusive royalty-free perpetual license to use to its U.S. patent, as well as corresponding patent applications. Tactica has filed or obtained licenses for design and utility patents in the U.S. and several foreign countries. We do not believe that the loss of any particular patent or patent license would have a materially adverse effect on our business.

Backlog

We ship some of our products to direct response customers and provide these customers with estimated delivery dates at the time that we receive their respective orders. There was no significant backlog of orders in any of our distribution channels at February 29, 2008.

Competition

We sell products in the “As Seen on TV” market, the personal care and home care products market. These markets are very competitive. Maintaining and gaining market share depends heavily on product development and enhancement, pricing, quality, performance, packaging and availability, brand name recognition, patents, and marketing and distribution approaches. Our primary competitors in these markets include Thane International, Home Medics and Helen of Troy Limited or HoT. Most of our competitors have significantly greater financial and other resources than we do.

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

Employees

As of June 12, 2008, IGIA has two employees, Mr. Avi Sivan, Chief Executive Officer, and Mr. Prem Ramchandani, President and Interim Chief Financial Officer. We have never experienced a work stoppage and we believe that we have satisfactory working relations with our employees.

RISK FACTORS

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

Our Chapter 11 Proceeding Has Had a Material Negative Effect on Our Business, Financial Condition and Results of Operations.

Tactica, our operating subsidiary, filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code in October 2004 and its Plan of Reorganization was declared effective in March 2006. The bankruptcy has had a material negative effect on our business, financial condition and results of operations. Certain post-petition creditors, including firms that provided professional services to Tactica, have submitted a total of approximately $583,000 in claims to the Bankruptcy Court for post-petition administrative expenses. In addition, as described herein under the heading, “Liquidity and Capital Resources,” we have a significant working capital deficit and are seeking additional working capital for operations and to satisfy our obligations.

If we are unable to resolve post-petition administrative expense claims and service other financial obligations as they become due, we will be required to adopt alternative strategies, which may include, but are not limited to, actions such as further reducing management and employee headcount and compensation, attempting to further restructure financial obligations and/or seeking a strategic merger, acquisition or a sale of assets. There can be no assurance that any of these strategies could be effected on satisfactory terms; however, if during that period or thereafter we are not successful in raising sufficient capital resources on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Pending and Threatened Litigation Could Result in Our Losing Our Primary Operating Assets.

We are currently a party to various pending lawsuits and judgments. Any of our judgment creditors, as well as our secured lenders, may seek to foreclose on our assets in the future or may seek to force us into an involuntary liquidation under the United States Bankruptcy Code. It is possible that, in connection with such a foreclosure action or involuntary bankruptcy proceeding, our assets could be sold to such third party creditor, another creditor, or a third party. In the event that the assets are put up for sale, we intend to bid on them, but it is possible that we may not be able to purchase the assets, either because we do not have the assets with which to make a competitive bid or because we are simply outbid by one of our creditors or a third party. In the event that our assets are sold in a foreclosure action or in a bankruptcy proceeding, we would no longer have any operating business.

Our Future Operations are Contingent on Our Ability to Recruit Employees.

In the event we are able to further expand our business, we expect to experience growth in the number of employees and the scope of our operations. In particular, we may hire additional sales, marketing and administrative personnel. Additionally, acquisitions could result in an increase in employee head count and business activity. Such activities could result in increased responsibilities for management. We believe that our ability to increase our customer support capability and to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to our future success.

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

There can be no assurance that we will generate adequate revenues from our operations. Failure to generate adequate operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our products. Accordingly, we may be required to obtain additional private or public financing including debt or equity financing and there can be no assurance that such financing will be available as needed or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

We are currently in default of interest payment obligations and we are accruing interest at the annual default rate of interest of 15%. The note holders have the right to deliver to us a written notice of default. In the event that the default is not cured within 10 days following such notice, the Callable Secured Convertible Notes shall become immediately due and payable at an amount equal to 130% of the outstanding principal plus amounts due for accrued interest and penalty provisions. This default could prevent or hinder are ability to raise any additional capital. As of February 28, 2007, we recorded the default payment of 130% of the outstanding principal.

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

The Sales of Our Products Have Been Very Volatile and Our Results of Operations Could Fluctuate Materially.

Sales of our products rely on television advertising and direct response marketing campaigns. In addition, within direct response marketing products often have short life cycles. This leads to volatility in our revenues and results of operations. For example, our net sales for the fiscal year ended February 28, 2007 decreased 76.4% as compared with the fiscal year ended February 28, 2006. This was primarily caused by substantially reduced working capital availability.

Changes in Foreign Policy, International Law or the Internal Laws of the Countries Where Our Manufacturers are Located Could Have a Material Negative Effect on Our Business, Financial Condition and Results of Operations.

All of our products are manufactured by unaffiliated companies, some of which are located in the Far East. Risks associated with such foreign manufacturing include: changing international political relations; changes in laws, including tax laws, regulations and treaties; changes in labor laws, regulations, and policies; changes in customs duties and other trade barriers; changes in shipping costs; interruptions and delays at port facilities; currency exchange fluctuations; local political unrest; and the availability and cost of raw materials and merchandise. To date, these factors have not significantly affected our production capability; however, any change that impairs our ability to obtain products from such manufacturers, or to obtain products at marketable rates, would have a material negative effect on our business, financial condition and results of operations.

Our Business Will Suffer if We Do Not Develop and Competitively Market Products that Appeal to Consumers.

We sell products in the “As Seen on TV” markets. These markets are very competitive. Maintaining and gaining market share depends heavily upon price, quality, brand name recognition, patents, innovative designs of new products and replacement models and marketing and distribution approaches. We compete with domestic and international companies, some of which have substantially greater financial and other resources than we have. We believe that our ability to produce reliable products that incorporate developments in technology and to satisfy consumer tastes with respect to style and design, as well as our ability to market a broad offering of products in each applicable category at competitive prices, are keys to our future success.

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

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Avi Sivan, our Chief Executive Officer, and Prem Ramchandani, our President. We have entered into employment agreements with Mr. Sivan and Mr. Ramchandani. We do not currently maintain key person life insurance policies on Mr. Sivan or Mr. Ramchandani. In addition, we have not paid Mr. Sivan or Mr. Ramchandani any of their salaries that have been accruing during the fiscal years ended February 29, 2008 and February 28, 2007 and may not be able to make substantial payments for the foreseeable future. The loss of Mr. Sivan or Mr. Ramchandani would be expected to have a material adverse effect on our operations.

Our Business, Financial Condition and Results of Operations Will Suffer if We Do Not Accurately Forecast Customers’ Demands.

Because of our reliance on manufacturers in the Far East, our production lead times are relatively long. Therefore, we must commit to production well in advance of customer orders. If we fail to forecast consumer demand accurately, we may encounter difficulties in filling customer orders or in liquidating excess inventories or may find that customers are canceling orders or returning products. Our relatively long production lead time may increase the amount of inventory and the cost of storing inventory. Additionally, changes in retailer inventory management strategies could make inventory management more difficult. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

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

We Purchase Essential Services and Products from Third Parties Interruptions is Such Services Could Have a Material Adverse Impact on Our Ability to Operate.

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

A third party credit card processor regulates our daily credit card sales order volume and sets limits as to the maximum sales volume it will process. In addition, credit card companies, such as Visa and MasterCard, and credit card processors typically maintain a record of the level of customer requests to have charges for our products reversed (chargebacks). The credit card companies and processors may fine us for “high chargeback levels”, modify our sales volume limit, make a demand for additional reserves or even discontinue doing business with us. The direct response business is known for relatively high chargeback levels and we have experienced periods of higher than accepted levels of chargeback activity that has led to fines and disruptions in credit card processing of customer orders. We endeavor to maintain reasonable business practices and customer satisfaction, which in part, contribute to lower levels of chargeback activity; nevertheless, excess chargeback activity could result in our being unable to have customers pay us using credit cards.

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

Risks Relating to Our Current Financing Arrangement :

There Are a Large Number of Shares Underlying Our Callable Secured Convertible Notes and Warrants That may be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

As of June 10, 2008, we had 403,634,177 shares of common stock issued and outstanding and Callable Secured convertible notes outstanding or an obligation to issue callable secured convertible notes that may be converted into an estimated 43,258,293,000 shares of common stock at current market prices, and outstanding warrants or an obligation to issue warrants to purchase 221,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding callable secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of Our Callable Secured Convertible Notes Could Require Us to Issue a Substantially Greater Number of Shares, Which Will Cause Dilution to Our Existing Stockholders.

Our obligation to issue shares upon conversion of our callable secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the callable secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the average market price, as of January 17, 2008 of $0.0003.

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

The Callable Secured Convertible Notes are convertible into shares of our common stock at 50% and 75% discounts, respectively, to the trading price of our common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of notes, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

The Issuance of Shares Upon Conversion of the Callable Secured Convertible Notes and Exercise of Outstanding Warrants May Cause Immediate and Substantial Dilution to Our Existing Stockholders.

The issuance of shares upon conversion of the callable secured convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders, since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their callable secured convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

The Shares of Common Stock Allocated for Conversion of the Callable Secured Convertible Notes which We Have Registered under the Securities Act to Date May Not be Adequate, in which Event We Will be Required to File a Subsequent Registration Statement Covering Additional Shares and Will Incur Substantial Costs in Connection Therewith.

Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the Callable Secured Convertible Notes, the shares of common stock we have allocated for conversion of the Callable Secured Convertible Notes and have registered under the Securities Act is not adequate to cover conversion of all of the Callable Secured Convertible Notes. If the number of shares we have registered is not adequate, we will be required to prepare and file an additional registration statement and will incur substantial costs in connection therewith.

If We are Required for Any Reason to Repay Our Outstanding Callable Secured Convertible Notes, We Would be Required to Deplete Our Working Capital, if Available, or Raise Additional Funds. Our Failure to Repay the Callable Secured Convertible Notes, if Required, Could Result in Legal Action Against Us, which Could Require the Sale of Substantial Assets.

In March 2005, we entered into a financing arrangement involving the sale of an aggregate of $3,000,000 principal amount of Callable Secured Convertible Notes and warrants to purchase 6,000,000 shares of our common stock. The Callable Secured Convertible Notes are due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. We currently have $2,496,283 principal amount of Callable Secured Convertible Notes outstanding. In addition, we entered into a subsequent financing arrangement involving the sale of an aggregate of $2,140,000 principal amount of 6% Callable Secured Convertible Notes and warrants to purchase 215,000,000 shares of our common stock. These Callable Secured Convertible Notes are due and payable, with 6% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. We are currently in default of interest payment obligations under the 6% Callable Secured Convertible Notes and are accruing interest at the annual default rate of interest of 15%. The note holders have the right to deliver to us a written notice of default. In the event that the default is not cured within ten days following such notice, the 6% Callable Secured Convertible Notes shall become immediately due and payable at an amount equal to 130% of the outstanding principal plus amounts due for accrued interest and penalty provisions. To date, we have not received a written notice of default with respect to the 6% Callable Secured Convertible Notes. If we are served with a default notice, we expect that we would be unable to repay the notes when required. The note holders could then commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

Risks Relating to Our Common Stock :

Our Common Stock Trades in a Limited Public Market; Accordingly, Investors Face Possible Volatility of Share Price.

Our common stock is currently quoted on the OTC Bulletin Board under the ticker symbol, “IGAI.OB.” As of June 10, 2008, there were approximately 403,634,177   shares of Common Stock outstanding, of which approximately 393,634,177 shares are tradable without restriction under the Securities Act.

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

If We Fail to Remain Current on Our Reporting Requirements, We Could be Removed from the OTC Bulletin Board, which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.

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

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Common Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

  The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	states that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 2 - PROPERTIES

We do not currently maintain a formal office. We do, however, maintain a mailing address at Suite 288, 1173-A 2nd Avenue, New York, NY 10021. We do not own any property.

ITEM 3 - LEGAL PROCEEDINGS

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

Tactica Bankruptcy Proceeding. On March 28, 2006, a Notice of Effective Date of Revised First Amended Plan of Reorganization Proposed by Tactica and IGIA, Inc. (the “Plan”) was filed with The United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). On January 13, 2006, the Bankruptcy Court issued a confirmation order approving the Plan that provides for Tactica’s exit from bankruptcy. Tactica is a wholly-owned operating subsidiary of IGIA (the “Registrant”). The Registrant is not seeking bankruptcy protection.

Upon being declared effective by the Bankruptcy Court, the Plan eliminated $14,853,421 of Tactica’s pre-petition liabilities. The plan calls for Tactica's pre-petition creditors to receive distributions of the following assets: (i) $2,175,000 cash paid by Tactica’s former shareholders; (ii) $700,000 cash paid by Tactica; (iii) $75,000 cash paid by the Registrant, Tactica, and the Board Members; (iv) up to $275,000 cash paid by Innotrac Corporation; (v) the rights and proceeds in connection with avoidance and other actions including uncollected pre-petition invoices payable by a Tactica customer; and (vi) 5,555,033 newly issued shares of the Registrant’s common stock that was in number equal to 10% of the outstanding shares of common stock as of the Plan’s effective date and is exempted from the registration requirements of Section 5 of the Securities Act of 1933, as amended, and state registration requirements by virtue of Section 1145 of the Bankruptcy Code and applicable non-bankruptcy law. Certain post-petition creditors, including firms that provided professional services to Tactica, have submitted a total of approximately $583,000 in claims to the Bankruptcy Court for post-petition administrative expenses. Tactica is reviewing the administrative expense claims to determine whether to seek possible settlements and payment schedules or a resolution by the Bankruptcy Court.

Claim of Singer Worldwide LLC and KSIN Luxembourg III, S.ar.I. This is a claim for $30,000.00 in costs incurred under a license agreement dated April 2, 2003 with Tactica International, Inc. Pursuant to a Consent Order for Permanent Injunction, dated January 16, 2006, we were required to make 12 monthly payments in 2007 as settlement of the remaining costs, to maintain and staff a dedicated toll-free customer service telephone number and perform certain other administrative tasks. Singer had filed a contempt motion in the Bankruptcy Court concerning noncompliance with the Consent Order that was heard in June 2007. We have addressed the noncompliance complaints; however, we objected to Singer’s request that we pay Singer’s legal costs for filing the motion of approximately $15,000. The legal fees dispute was settled pursuant to a stipulation in which the Company agreed to pay $1,500 for Singer’s legal costs.

Claims of DLA Piper Rudnick Gray Cary US LLP. Tactica entered into a stipulated settlement agreement and confession of judgment with DLA Piper Rudnick Gray Cary US LLP for payment of $204,033 for services in connection with resolution of its post-petition administrative claims and disputed pre-petition claims.

Carrier Claim. On July 7, 2006, IGIA was served with a Summons and Complaint filed in Los Angeles County Superior Court, Los Angeles, California by a major common carrier. The Complaint seeks payment by IGIA of $783,344.86 plus $195,836.22 of collection costs and an unspecified amount of interest thereon as compensation for the breach of a contract between the carrier and Brass Logistics, LLP, our fulfillment company. The Complaint alleges that Brass Logistics, LLP shipped packages using the services of the carrier and failed to pay for the services. The Complaint further alleges that shipments contained products sold by IGIA and therefore benefited IGIA. We believe that we have adequately reflected in our Consolidated Financial Statements as of May 31, 2006, the liability for fulfillment services rendered by Brass Logistics, LLP that are the subject of the Complaint. The Company is currently seeking to settle this matter on very favorable terms.

Claim of Hughes Holdings et al. A civil complaint was filed on December 2, 2005 in the United States District Court Southern District of New York by Hughes Holdings, LLC, Global Asset Management, LLC, Allied International Fund, Inc., Robert DePalo, Gary Schonwald and Susan Heineman as plaintiffs against Peter Zachariou, Fountainhead Investments, Inc., Accessible Development, Corp., Allan Carter, Chadel, Ltd., John D'Avanzo, Jason Fok, Tabacalera, Ltd., Terrence DeFranco, Altitude Group, LLC, Virginia Casadonte, Shai Bar Lavi and IGIA, Inc. and its officers and directors. The plaintiffs’ claim for $279,480.60 plus costs, interest and punitive damages is alleged to have resulted from their holdings of securities issued by Diva Entertainment, Inc. and, subsequent to the Company's June 2004 reverse merger with Tactica, securities issued by IGIA, Inc. The Diva parties filed a counterclaim against the plaintiffs and a cross-claim against certain of the IGIA parties seeking in excess of $2.3 million, disgorgement of any profits realized by the DePalo parties and punitive damages. In June 2007, the Company entered into a settlement agreement that provides for the Company to issue a $300,000 convertible debenture, the liability for which has been provided for in our Consolidated Financial Statements as of February 28, 2007. The Company has effectuated the final settlement of this matter.

Claim of Shopflash, Inc. against DC Media Capital. In February 2006, Shopflash, Inc., a wholly-owned subsidiary of the Company, began working with a media placement agent for direct response sales campaigns regarding two household products that Shopflash, Inc. has sold. The media placement agent placed the Shopflash, Inc. advertisements on television and the Internet and provided additional campaign support that allowed Shopflash, Inc. to further develop the campaigns. Under the agreement, the media placement agent receives fees and has a security interest in goods and proceeds related to the campaigns. The media placement agent has acted to exercise contractual rights to assume control over the sales campaigns. As a result, Shopflash, Inc. has discontinued its participation in the two sales campaigns. Shopflash, Inc. filed suit against DC Media Capital seeking damages resulting from the manner in which they managed the sales campaigns and the withholding of information needed by Shopflash to service customers. DC Media Capital has filed a lawsuit against Shopflash, Inc., Avi Sivan, Prem Ramchandani and Kurt Streams seeking $3,000,000 plus punitive damages and recovery costs, an amount that substantially exceeds the $1.6 million amount DC Media Capital previously sought. Shopflash has served a motion to dismiss all of DC Media’s claims, with the exception of the contract claim against Shopflash that was argued in the Supreme Court of the State of New York. A favorable decision is anticipated in the near future.

Bankruptcy Proceeding Against Shopflash and Tactica. On September 22, 2006, an adversary proceeding was filed in the U.S. Bankruptcy Court, Eastern District of New York by H.Y. Applied under Data Services, Inc (a debtor in possession) against Shopflash, Inc. & Tactica International asserting for fulfillment services, allegedly provided for the two companies, both of which are wholly-owned subsidiaries of IGIA. The claim against Tactica is for $1,660.57, the claim against Shopflash is for $54, 661.80. In January 2007, the bankruptcy of H.Y. Applied Inter Data Services, Inc. was converted into a Chapter 7 proceeding with a court appointed trustee handling the matter and asserting the claims in the U.S. Eastern District Bankruptcy Court. Both claims are disputed by the Company, which believes that the services claimed were not performed, that the Company was overcharged, and falsely billed, that H.Y. Applied Data Services, Inc. converted funds and product belonging to the Company and that H.Y. Applied Data Services, Inc. actually owes in excess of $100,000.00 to the Company. The Company has asserted an answer with counterclaims. Merrill Lynch, the principal creditor of H.Y. Applied, has assumed the claim against Shopflash on behalf of its debtor. Merrill Lynch is seeking settlement of this action. Discovery is ongoing.

Claim for Shipping Charges. An assignee of United Parcel Service filed suit against Tactica International seeking $152,299.06 for shipping services allegedly provided to IGIA. The Company is challenging the liability in the litigation.

Claim of American Express Merchant Services Company. The American Express Merchant Services Company asserted a claim on March 27, 2007 in Los Angeles County Superior Court in the amount of $324,941.87 against Brass Logistics, LLC, a fulfillment house used by the Company in the past, the President of Brass Logistics and Tactica International. The plaintiff alleges that these services were provided on behalf of Tactica. The Company is seeking counsel in California and the parties have had preliminary settlement discussions. The Company is seeking to settle this matter on very favorable terms.

Claim of Klestadt & Winters. Klestadt & Winters, LLP, a law firm previously employed by the Company, has commenced an action for legal fees allegedly earned in the total amount of $24,180.41. The action is pending in the Civil Court of the City of New York. The company has filed a response to the action and is engaged in settlement discussions with the plaintiff. The Company defeated a motion of summary judgment by the plaintiff and the action went to trial on July 18, 2007. The court dismissed the action at trial and directed Klestadt & Winters, LLP to demand arbitration. No arbitration proceeding has been commenced by Klestadt & Winters, LLP since that time.

Action by the State of West Virginia. On February 28, 2007, an Agreed Final Order was executed and approved by the Circuit Court of Kanawha County in West Virginia that settled a civil enforcement action brought by the State of West Virginia, through its Attorney General, against IGIA, Inc. and Prem Ramchandani, individually and as President of IGIA, Inc. The settlement requires IGIA, Inc. to pay the State of West Virginia a civil penalty in the amount of $176,139.27, to be paid in equal monthly installments of $10,000 beginning March 5, 2007, with the final payment to be made on October 6, 2008. IGIA, Inc. also agreed not to transact business in the State of West Virginia until the full settlement amount has been paid. The State of West Virginia agreed that the civil penalties paid by IGIA, Inc. shall be used by the State to provide restitution to eligible consumers. In the settlement, IGIA and Mr. Ramchandani did not admit any of the allegations contained in the State’s complaint.  IGIA and Mr. Ramchandani have negotiated a reduction in the monthly installment agreement form $10,000 per month to $5,000 per month. This agreement must be approved by the West Virginia court.

Claim by the Attorney General of the State of Kansas. The Attorney General of the State of Kansas has asserted a claim against the Company for alleged unfair trade practices. The matter appears to be resolved upon the entry of a consent judgment and the payment of up to $2,200. The terms are currently being negotiated.

Claim by the Attorney General of the State of Missouri. The Attorney General of the State of Missouri has asserted a claim against Brass Logistics, LLC and Tactica International, Inc. for alleged unfair trade practices. The action seeks full restitution for all aggrieved Missouri consumers, a civil penalty of $1,000 per actual violation and a payment to the State equal to 10% of the restitution and penalties. The State has proposed a settlement for full restitution in the amount of $1,808.02 and $2,000 in attorneys’ fees and costs. The matter is moving toward final settlement.

Judgment of Moore Wallace North America, Inc. against Tactica. On November 26, 2006, Moore Wallace North America, Inc, the lessor of subleased premises formerly occupied by the Company’s wholly-owned subsidiary, Tactica International, Inc., obtained a judgment against Tactica for $45,572.92, in the Civil Court of the City of New York, in connection with Tactica’s former occupancy of the premises located at 521 Fifth Avenue, New York, New York. The Company recognizes the need to resolve this matter and intends to open discussions towards that end, in the near future.

Claim of Rite Aid. Rite Aid was sued by an individual who alleges injury caused by a product purchased from Rite Aid. Rite Aid is defending against the claim and has sued IGIA, Inc., the alleged product supplier, for any damages that may result. The amount of claims has not yet been established. Rite Aid has taken the lead in defending against this action. The Company and Rite Aid believe that the claim is frivolous and that there will be no liability.

Claim of The Telemarketing Company. The Telemarketing Company, a telemarketing firm previously employed by the Company, has commenced an action for service fees allegedly earned in the total amount of $8,485.88 in the First Civil Court of Cook County, Illinois, and obtained a default judgment. To date, The Telemarketing Company has made no effort to collect on the judgment.

Payroll Taxes. At February 28, 2007, the Company was delinquent with remitting payroll taxes of approximately $150,054, including estimated penalties and interest related to payroll taxes withheld since July 2006. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further; however, the Company believes it will be able to avoid approximately $46,000 in penalties, leaving a liability of approximately $104,000.

Sales Taxes. At February 28, 2007, the Company was delinquent in remitting sales taxes to the State of California of approximately $106,000, including related estimated penalties and interest related to sales taxes withheld since 2005. The Company has recorded the delinquent sales taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management has made payment as funds have become available. As a result, no enforcement proceedings have been commenced by the State of California.

At February 28, 2007, the Company was delinquent in remitting sales taxes to the State of New York of approximately $600,000, including related estimated penalties and interest related to sales taxes withheld since 2005. The Company has recorded the delinquent sales taxes, which are included in accrued expenses on the balance sheet. Subsequently, the Company filed amended tax returns. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management has made payment as funds have become available. As a result, no enforcement proceedings have been commenced by the State of New York.

Default of Callable Secured Convertible Notes. The Company is in default of the terms of the Callable Secured Convertible Notes. As a result, the investors have the right under the Callable Secured Convertible Notes to deliver to the Company a written notice of default. In the event that a default is not cured within 10 days following such notice, the Callable Secured Convertible Notes shall become immediately due and payable at an amount equal to 130% of outstanding principal plus amounts due for accrued interest and penalty provisions.  The Company has not received a written notice of default. In accordance with the default terms of the convertible debt agreements, the Company accrued financing costs related to a default premium equal to 30% of the outstanding principal of $4,448,395 as of February 28, 2007. The total default premium charge was $1,334,519 during the year ended February 28, 2007.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2008.

 PART II

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the OTC Bulletin Board, referred to herein as the OTCBB, under the symbol "IGAIE.ob". The following table sets forth the high and low bid prices of our common stock, as reported by the OTCBB for each quarter for the past two full fiscal years and the first quarter of the current fiscal year. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Year Ending February 28, 2009:	High	Low

1st Quarter	$0.0006	$0.0002

Year Ended February 29, 2008:	High	Low

1st Quarter	$0.0012	$0.0004

2nd Quarter	$0.0007	$0.0004

3rd Quarter	$0.0013	$0.0004

4th Quarter	$.0006	$0.0002

Year Ended February 28, 2007:	High	Low

1st Quarter	$0.026	$0.009

2nd Quarter	$0.059	$0.0034

3rd Quarter	$0.008	$0.0024

4th Quarter	$0.0053	$0.0008

As of June 10, 2008, there were approximately 496 holders of record of our common stock.

We have appointed Continental Stock Transfer & Trust Company, 17 Battery Place, New York, New York 10004, as transfer agent for our common stock.

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

Equity Compensation Plan Information

The following table shows information with respect to our equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended February 29, 2008.

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8B - OTHER INFORMATION

None

PART III

ITEM 9 - DIRECTORS AND OFFICERS OF THE REGISTRANT

Our executive officers and directors and their respective ages and positions as of the date hereof are as follows:

Names	Ages	Position
Avi Sivan	45	Chairman of the Board and Chief Executive Officer
Prem Ramchandani	60	President, Interim Chief Financial Officer, Treasurer and Director
Yehiel Ben-Harush	39	Director

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

Yehiel Ben-Harush , Director, since July 14, 2006. Mr. Ben-Harush is currently the President of Interbelmont Realty Corp., a company which provides services in connection with real estate purchased for investment, which he founded in July 1998. From March 1995 through June 1998 Mr. Ben-Harush was the Director of Residential Sales for Dwelling Quest Realty.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's outstanding common stock to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Specific due dates for such reports have been established by the SEC and the Company is required to disclose any failure to file reports by such dates. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended February 29, 2008, there was no failure to comply with Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders.

Code of Ethics

Because we are an early-development stage company with limited resources, we have not yet adopted a "code of ethics", as defined by the SEC, that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller and persons performing similar functions. We are in the process of drafting and adopting a Code of Ethics.

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation paid to our Chief Executive Officer and the other executive officers who earned more than $100,000 per year at the end of the last completed fiscal year. We refer to all of these officers collectively as our "named executive officers."

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Avi Sivan Chief Executive Officer	2007 2008	490,000 490,000	0 0	20,000 0	0 0	0 0	0 0	0 0	510,000 490,000
Prem Ramchandani	2007	490,000	0	20,000	0	0	0	0	510,000
President and Interim Chief Financial Officer	2008	490,000	0	0	0	0	0	0	490,000

Employment Agreements with Executive Officers

Tactica, our wholly owned subsidiary, entered into an employment agreement dated April 29, 2004, with Avi Sivan. Pursuant to the employment agreement, Mr. Sivan is to serve as our Chief Executive Officer for a base compensation of at least $600,000 per year. The contract, which is for a five-year period, automatically extends by one day, every day, unless terminated earlier us or Mr. Sivan by written notice (“Non-renewal Notice”). Mr. Sivan is eligible for incentive compensation expressed as 10% of EBITDA for the fiscal year then ended. On July 1, 2004, Mr. Sivan’s employment agreement was amended by oral agreement such that, effective August 1, 2004, (i) Mr. Sivan would receive a base compensation of $490,000, (ii) Mr. Sivan is eligible for incentive compensation expressed as 8% of EBITDA for the fiscal year then ended, and (iii) Mr. Sivan’s incentive compensation is subject to a cap of $400,000 per year.

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

Outstanding Equity Awards at Fiscal Year-End Table

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

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock (assuming conversion of all of the issued and outstanding shares of Series E Preferred Stock) as of June __, 2008 and as adjusted to reflect the maximum number of shares of our common stock which may issued upon conversion of the Convertible Preferred Stock by:

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

		Amount and Nature
Title of Class	Name of Beneficial Owner	of Beneficial Ownership	Percent of Class

Common Stock	Avi Sivan (1)(2)	10,147,500	2.50%

Common Stock	Prem Ramchandani (1)(2)	12,697,500	3.13%

Common Stock	Yehiel Ben-Harush (2)	100,000	0.02%

Common Stock	All directors and executive officers as a group (3 persons)	22,945,000	5.66%

(1)
Avi Sivan and Prem Ramchandani each pledged 9,947,500 shares of common stock to   New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC in connection with the sale of an aggregate of $3,000,000 principal amount of Callable Secured Convertible Notes.

(2)	Includes options issued, which are exercisable immediately, as follows: Sivan - 200,000; Ramchandani - 200,000; and Ben-Harush - 100,000.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class

Series G Preferred	Avi Sivan(2)	25,000	(1)	50.0%

Series G Preferred	Prem Ramchandani(2)	25,000	(1)	50.0%

(1)	Shares of Series G Preferred Stock are not convertible to common stock and have no liquidation preference. The holders of the Series G Preferred Stock are entitled to 10,000 votes per share.
(2)
Avi Sivan and Prem Ramchandani each pledged 9,947,500 shares of IGIA Common Stock and 25,000 shares of their IGIA Series G Preferred Stock to New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC in connection with the sale of an aggregate of $3,000,000 principal amount of Callable Secured Convertible Notes.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of February 28, 2007, we had $2,627,862 in accounts payable to Brass Logistics LLC, a provider of inventory warehousing and customer order fulfillment services. Mr. Sivan, Mr. Ramchandani and a significant shareholder have an ownership interest in Brass Logistics LLC. We purchased $0 in services from Brass Logistics LLC in the fiscal years ended February 29, 2008 and February 28, 2007. Fees and costs under the June 14, 2004 agreement fluctuated based upon the amount of orders placed and fulfilled. Brass Logistics LLC has ceased its operations.

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

We issued 25,000 shares of Series G Preferred Stock to each of Mr. Sivan and Mr. Ramchandani. The Series G Preferred Stock was issued to Mr. Sivan and Mr. Ramchandani in consideration of the fact that in connection with the financing we obtained from New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC in the form of a sale of (i) $3,000,000 in Callable Secured Convertible Notes and (ii) warrants to purchase 6,000,000 shares of our common stock, Mr. Sivan and Mr. Ramchandani agreed to pledge all of their equity ownership in us to the investors to secure our obligations. Without such pledge of equity, including a pledge of the Series G Preferred Stock by Mr. Sivan and Mr. Ramchandani, the investors would not have entered into the financing transaction.

We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm’s length basis. Our policy requires that all related parties recuse themselves from negotiating and voting on behalf of our company in connection with related party transactions.

ITEM 13 - EXHIBITS, LIST AND REPORTS ON FORM 8-K

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

4.57	Escrow Agreement dated July 27, 2006 by and among the Company, New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., AJW Partners, LLC and Owen Naccarato
4.44 (11)	Securities Purchase Agreement dated November 6, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC
4.45(11)	Callable Secured Convertible Note in the name of New Millennium Capital Partners II, LLC dated November 6, 2006
4.46(11)	Callable Secured Convertible Note in the name of AJW Qualified Partners, LLC dated November 6, 2006
4.47(11)	Callable Secured Convertible Note in the name of AJW Offshore, Ltd. dated November 6, 2006
4.48(11)	Callable Secured Convertible Note in the name of AJW Partners, LLC dated November 6, 2006
4.49(11)	Stock Purchase Warrant in the name of New Millennium Capital Partners II, LLC dated November 6, 2006
4.50(11)	Stock Purchase Warrant in the name of AJW Qualified Partners, LLC dated November 6, 2006
4.51(11)	Stock Purchase Warrant in the name of AJW Offshore, Ltd. dated November 6, 2006
4.52(11)	Stock Purchase Warrant in the name of AJW Partners, LLC dated November 6, 2006
4.53(11)	Registration Rights Agreement dated November 6, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC
4.54 (11)	Securities Purchase Agreement dated February 1, 2007 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC
4.55(11)	Callable Secured Convertible Note in the name of New Millennium Capital Partners II, LLC dated February 1, 2007
4.56(11)	Callable Secured Convertible Note in the name of AJW Qualified Partners, LLC dated February 1, 2007
4.57(11)	Callable Secured Convertible Note in the name of AJW Offshore, Ltd. dated February 1, 2007
4.58(11)	Callable Secured Convertible Note in the name of AJW Partners, LLC dated February 1, 2007
4.59(11)	Stock Purchase Warrant in the name of New Millennium Capital Partners II, LLC dated February 1, 2007
4.60(11)	Stock Purchase Warrant in the name of AJW Qualified Partners, LLC dated February 1, 2007
4.61(11)	Stock Purchase Warrant in the name of AJW Offshore, Ltd. dated February 1, 2007
4.62(11)	Stock Purchase Warrant in the name of AJW Partners, LLC dated February 1, 2007
4.63(11)	Registration Rights Agreement dated February 1, 2007 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC
10.1 (9)	Executive Employment Agreement by and between Tactica International, Inc. and Avi Sivan, dated April 29, 2004.
10.2 (9)	Executive Employment Agreement by and between Tactica International, Inc. and Prem Ramchandani, dated April 29, 2004.

10.4 (4)	Service Agreement by and between Brass Logistics, LLC and IGIA, Inc.
21.1 (9)	Subsidiaries
23.1 (12)	Consent of RBSM LLP (filed herewith).
31.1 (12)	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 (12)	Certification of Interim Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (12)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1 (12)	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________________________________________

(1)	Incorporated herein by reference to the exhibit to Registrant's Current Report on Form 8-K dated June 18, 2004.
(2)	Incorporated by reference to the exhibit of same number filed with the Registrant’s Registration Statement on Form 10- SB.
(3)	Incorporated herein by reference to the exhibit to Registrant's Current Report on Form 8-K dated April 1, 2005.
(4)	Incorporated herein by reference to the exhibits to Registrant's Current Report on Form 8-K dated March 28, 2005.
(5)	Incorporated herein by reference to the exhibits to Registrant's Current Report on Form 8-K dated April 21, 2005.
(6)	Incorporated herein by reference to the exhibits to Registrant's Current Report on Form 8-K dated December 28, 2005.
(7)	Incorporated herein by reference to the exhibits to Registrant's Current Report on Form 8-K dated June 13, 2006.
(8)	Incorporated herein by reference to the exhibits to Registrant's Current Report on Form 8-K dated August 2, 2006.
(9)	Incorporated herein by reference to the exhibit of the same number filed with the Registrant’s Registration Statement on Form SB-2 dated April 14, 2005.
(10)	Incorporated herein by reference to the exhibit of the same number filed with the Registrant’s Registration Statement on Form SB-2 dated November 9, 2005.
(11)	Incorporated herein by reference to the exhibits to Registrant's Current Report on Form 8-K dated November 13, 2006.
(12)	To be filed by amendment.

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

SIGNATURE	TITLE	DATE

/s/ Avi Sivan	Chief Executive Officer and Chairman of the Board	June 12, 2008
Avi Sivan

/s/ Prem Ramchandani	President, Interim Chief Financial Officer, Treasurer and Director	June 12, 2008
Prem Ramchandani

/s/ Yehiel Ben-Harush	Director	June 12, 2008
Yehiel Ben-Harush